Form 10-Q
period 1995-03-31
FARM FAMILY MUTUAL INSURANCE CO
filed 1995-05-15
CIK 277269

UNITED STATES


SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549


FORM 10-Q




QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE
SECURITIES EXCHANGE ACT OF 1934


For the period ended March 31, 1995

Commission File No. 2-572299


FARM FAMILY MUTUAL INSURANCE COMPANY

A New York Corporation               IRS No. 14-1415410

344 Route 9W, Glenmont, New York  12077-2910

Registrant's telephone number:  (518) 436-9751





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X         No

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY

INDEX



Part I.	Financial Information


			Item 1.	Financial Statements (unaudited)


             Consolidated Statements of Admitted Assets, Liabilities and Policyholders'

             Surplus - Statutory Basis March 31, 1995 and December 31, 1994



             Consolidated Statements of Income - Statutory Basis

             Three months ended March 31, 1995 and 1994



             Consolidated Statutory Statements of Changes in Financial
             Position

             Three months ended March 31, 1995 and 1994



          			Item 2.	Management's Discussion and Analysis of the
             Consolidated Statutory

         				Statements of Income





 	Part II.	Other Information



         			Item 6.	Exhibits and Reports on Form 8-K



          		Signatures

<PAGE)

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY

Consolidated Statements of Admitted Assets, Liabilities and
Policyholders' Surplus - Statutory Basis
(In Thousands)


                                                     (UNAUDITED)
 ADMITTED ASSETS 	         	      	          March 31, 1995 	 	 Dec.  31, 1994

Investments:

 	Fixed maturities, principally at amortized
  cost (Market Value: $162,649 and $157,409)      	165,817         	160,475

 	Equity securities, at market value
     (Cost:  $7,985 and $7,503)                  	 	10,809        	 	10,156

 	Mortgage loans, at cost                         	 	1,874         	 	1,890

 	Short-term investments, at cost                 	 	3,058         	 	3,013

 	Other invested assets                           	 	1,380 	         	1,572

  	TOTAL INVESTMENTS: 	                           	182,938         	177,106

 	Cash                                              	3,996         	 	4,507

 	Premiums receivable (Net of balance of
  $270 and $237 outstanding 90 day or more)      	 	20,940 	        	17,616

  Accrued investment income                       	 	3,543         	 	4,047

 	Reinsurance recoverable on paid losses 	            	803 	         	1,176

 	Equities & deposits in pools & associations        	 	69         	 	1,236

 	Other Assets                                        	 	0           	 	899

  	TOTAL ADMITTED ASSETS:                       	 	212,289 	       	206,587

LIABILITIES & POLICYHOLDERS' SURPLUS

 Liabilities:

 	Reserve for losses and loss adjustment expenses 	104,076         	103,660

 	Unearned premiums                              	 	48,823 	        	46,948

 	Reinsurance balances payable                    	 	6,829           	8,286

 	Excess statutory reserves                           	 	0             	 	0

 	Accrued expenses and other liabilities 	          	7,399 	         	4,823

 	Income taxes payable                                	 	0             	 	0

  	TOTAL LIABILITIES:                           	 	167,127 	       	163,717

 Policyholders' Surplus:

 	Special contingent surplus 	                      	1,300 	 	        1,300

 	Net unrealized appreciation of equity securities  	2,964           	2,433

 	Debentures issued and outstanding 	               	1,254         	 	1,265

 	Subordinated surplus certificates outstanding 	   	1,480           	1,484

 	Unassigned surplus 	                             	38,164 	         36,388

  	TOTAL POLICYHOLDERS' SURPLUS: 	                 	45,162 	         42,870

 	TOTAL LIABILITIES & POLICYHOLDERS' SURPLUS:   	 	212,289 	       	206,587

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
Consolidated Statements of Income - Statutory Basis
(In Thousands)



                                         	 	 	Three Months Ended March 31,

                                    	 	 	 1995 (Unaudited) 	 	1994 (Unaudited)

Revenues:

 	Premiums earned                         	$     	27,853         	 	23,987

 	Net investment earned                         	 	3,505          	 	3,260

 	Realized gain on investments                     	 	61            	 	908

 	Other income, net                               	 	130 	            	102

                                             	 	 	31,549         	 	28,257

Operating Expenses:

 	Loss adjustment expenses                       	19,433         	 	20,941

 	Underwriting expenses                         	 	9,077          	 	7,222

  Interest on debentures &
  subordinated surplus certificates                   	0                 0

                                             	 	 	28,510 	         	28,163



 	Income before Federal Income Taxes
  & Dividends to policyholders 	                  	3,039             	 	94

  Dividends to policyholders                        	 	0              	 	0

  Income before Federal Income Taxes          	 	 	3,039 	             	94

  Federal Income Tax expense                  	 	 	1,206                	0



 	Net Income statutory basis:             	$      	1,833             	 	94

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
CONSOLIDATED STATEMENTS oF CASH FLOW - STATUTORY BASIS
Three months ended March 31, 1995 and 1994
(In Thousands)

                            	 	 	 	 	 	 	 	 	 	 	1995 	            	1994

Cash provided:

 	From operations:

 	 	Premiums collected, net 	 	 	 	 	 	 	 	 	$     	26,239 	         	24,747

 	 	Loss and loss adjustment exp pd, net          	(18,644)     	 	 	(19,043)

 	 	Underwriting expenses paid 	   	 	 	 	 	 	 	 	 	(8,018)          	(7,752)

 	 	Investment income collected, net 	 	 	 		 	 	 	 	4,026             3,754

 	 	Other income  		 	                    	 	 	 	 	 	 	130 	          	 	102

 	 	Dividends paid to policyholders 	 	 	 	 	 	   	 	 	 	0 	            	 	0

 	 	Federal income taxes paid 	 	 	 	 	 	         	 	 	 	0 	 	         	(634)

 	 	 	 	Net cash provided from operations 	 	 	 	 	 	3,733            	1,174



 	From investments sold, matured or redeemed:

 	 	Fixed maturities 	 	 	 	              	 	 	 	 	 	5,622       	 	 	15,789

 	 	Equity securities 	 	 	                	 	 	 	 	 	 	56           	 	 	80

 	 	Mortgage loans 	 	 	                   	 	 	 	 	 	 	16 	           	 	11

 	 	Other invested assets 	 	 	 	 	 	             	 	 	 	0 	 	          	203

 	 	 	 	Investment proceeds 	 	           	 	 	 	 	 	5,694       	 	 	16,083



 	Other sources of cash:

 	 	Decrease in receivable from affiliates 	         1,033 	            	 	8

 	 	Sale of data processing equipment	  	 	 	 	 	 	 	 	 	0 	               0

 	 	Other sources 	                   	 	 	 	 	 	 	 	 	235 	        	 	1,334

 	 	 	 	Total cash provided 	 	 	          	 	 	 	 	10,695 	 	        18,599



Cash used:

 	Cash used to acquire investments:

 	 	Fixed maturities 	 	 	              		 	 	 	 	 	10,856       	 	 	18,585

 	 	Equity securities 	 	 	               	 	 	 	 	 	 	254            	 	 	0

 	 	Mortgage loans 	 	 	                    	 	 	 	 	 	 	0            	 	 	0

                             	 	 	 	 	 	 	 	 	 	 	 	11,109 	         	18,585



 	Other uses of cash:

 	 	Increase in due from affiliates 	 	 	 	   	 	 	 	 	 	7 	 	            	6

 	 	Repurchase of debentures and
	 	 	subordinated surplus certificates 	 	 	 	 	  	 	 	 	0 	 	            	0

 	 	Interest paid of debentures and
 	 	 	subordinated surplus certificates 	 	 	 	 	 	  	 	15 	 	             0

 	 	Miscellaneous, net 	 	 	               	 	 	 	 	 	 	32 	            	 	0

 	 	 	 	Total cash used 	 	              	 	 	 	 	 	11,163       	 	 	18,597



 	 	 	 	Net cash provided (used) 	 	       	 	 	 	 	 	(467)           	 	 	2



Cash and short-term investments at beg of year 		 	 	7,520        	 	 	6,738

Cash and short-term investments at end of year $    	7,053        	 	 	6,740

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
Notes to Consolidated Statutory Financial Statements - Statutory
Basis




	1.	The accompanying unaudited consolidated statutory financial
statements have been

prepared in conformity with insurance accounting practices prescribed or permitted by the Insurance Department of the State of New York which vary in some respects from generally accepted
accounting principles.   Significant variations include:  (1)
stocks are carried at market values and no provision is made for income tax on the unrealized appreciation of such investments;
(2) certain assets designated as "non-admitted assets" (principally direct premiums "overdue" and balances due from agents and employees) are excluded from the consolidated balance sheet through charges to policyholders' surplus; (3) on certain lines of insurance reserves in excess of the amounts considered adequate by the Company have been provided in accordance with statutory requirements; (4) premiums written are taken into operations on a pro-rata basis over the periods covered by the policies, whereas related policy acquisition costs are charged to operations when incurred; (5) federal income taxes are provided on the basis of amounts currently payable or refundable. No provision is made for deferred income taxes relating to timing differences between financial reporting and taxable income.



	2.	The consolidated statutory financial statements included the accounts of Farm Family

Mutual Insurance Company (the Company) and its wholly-owned subsidiary Rural Agency and Brokerage, Inc. (RAB) and its subsidiaries. The subsidiaries of RAB are Rural Insurance Agency and Brokers of Massachusetts, Inc. (100%-owned by RAB), R.A.A.B. of West Virginia, Inc.. (100%-owned by RAB) and Rural Agency and Brokerage of New Hampshire, Inc. (25%-owned by RAB). The minority interest in the capital and net income of Rural Agency and Brokerage of New Hampshire, Inc. is immaterial. All significant intercompany accounts and transactions have been eliminated in consolidation.



	3.	The management of the Company believes the accompanying
unaudited consolidated

statutory financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and the results of operations and changes in financial portion for the period then ended.



	4.	The results of operations for the periods ended March 31,
1995 and 1994 are not

necessarily indicative of the results to be expected for the full year.



	5.	For further information, refer to the consolidated financial statements and footnotes

thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
Management's Discussion and Analysis of the Consolidated Statutory Statements of Income
(In Thousands)



The following is management's discussion and analysis of certain significant factors which have affected the Company's net income during the periods included in the accompanying statements of income.



A summary of the period to period changes in the principal items included in the statutory consolidated statements of income is shown below:



                                          	 	 	Comparison of
  	                                 3 Months Ended       3 Months Ended
                                   3/31/1995 & 1994   3/31/1995 & 12/31/1994

                                  	 	Amount 	Percent 	 	 	Amount 	Percent

Premiums earned                   $   	3,865 	16.11 	    $   	962    	3.58

Net investment income                 	 	245  	7.52 	      	 	840   	31.52

Losses incurred                   	 	(1,783) 	(9.76)    	 	(3,218) 	(16.34)

Loss adjustment expenses               	275  	10.28    	 	 	1,059   	55.97

Underwriting expenses 	              	1,855  	25.69 	    	 	2,762   	43.74


Net Income:                      	$  	1,739 1850.00  	 	$   	639    	53.52

COMPARISON OF THE THREE MONTH PERIODS ENDED
MARCH 31, 1995 & MARCH 31, 1994




PREMIUMS EARNED



The increase of $3,865,000 is the net result of (1) an increase of $1,972,000 in voluntary auto; (2) an increase of $568,000 in the SFP-"10" policy, which is the Company's farm property and liability package policy; (3) an increase of $331,000 in workers' compensation premium; (4) an increase of $226,000 in assigned risk auto; (5) an increase of $768,000 in all other lines.



NET INVESTMENT INCOME



Net investment income has increased due to an increase in invested assets.



LOSSES INCURRED



The decrease of $1,783,000 includes an increase of $1,316,000 in voluntary auto, an increase of $342,000 in workers' compensation, a decrease of $3,820,000 in the SFP-"10" policy, an increase of $844,000 in the assigned risk auto, and a decrease of $465,000 in all other lines.



LOSS ADJUSTMENT EXPENSES



The increase of $275,000 is caused in part by an increase in assumed LAE Expenses paid from the assigned risk pools.



UNDERWRITING EXPENSES



The underwriting expense increase is due in part to the increase in commission and taxes paid due to the increase in direct written premiums.



FEDERAL INCOME TAX EXPENSE



The Company makes provision for federal income taxes based on pre-tax earnings for each of the periods.

COMPARISON OF THE NINE MONTH PERIODS ENDED
MARCH 31, 1995 & DECEMBER 31, 1994



PREMIUMS EARNED



The increase of $962,000 is the net result of (1) an increase of $519,000 in voluntary auto; (2) an increase of $586,000 in the SFP-"10" policy, which is the Company's farm property and liability package policy; (3) a decrease of $105,000 in workers' compensation premium; (4) a decrease of $132,000 in assigned risk auto; (5) an increase of $94,000 in all other lines.



NET INVESTMENT INCOME



Investment income has increased due to an increase in invested assets.



LOSSES INCURRED



The decrease of $3,218,000 includes an increase of $1,903,000 in voluntary auto, a decrease of $2,336,000 in workers' compensation, a decrease of $1,348,000 in the SFP-"10" policy, an increase of $184,000 in the assigned risk auto, and a decrease of $1,621,000 in all other lines.



LOSS ADJUSTMENT EXPENSES



The increase of $1,059,000 is caused in part by an increase in assumed LAE Expenses paid from the assigned risk pools.



UNDERWRITING EXPENSES



The underwriting expense increase is due in part to the increase in commission and taxes paid due to the increase in direct written premiums.



FEDERAL INCOME TAX EXPENSE



The Company makes provision for federal income taxes based on pre-tax earnings for each of the periods.

PART II

OTHER INFORMATION









	Item 6.	Exhibits and Reports on Form 8-K



No reports on Form 8-K have been filed during the quarter for which this report is filed.







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







 	 	FARM FAMILY MUTUAL INSURANCE COMPANY (Registrant)

    May 11, 1995 	 /S/
      (Date) 	     	Philip P. Weber, Executive Vice-President & C.E.O.
                    (Principal Administrative Officer)

    May 11, 1995 	/S/
      (Date)    	 	Charles E. Simon, Senior Vice President & C.F.O.
                   (Principal Financial Officer)