Form 10-Q/A
period 1995-03-31
FARM FAMILY MUTUAL INSURANCE CO
filed 1995-06-27
CIK 277269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10Q-A1

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 1995

Commission File No. 2-572299

FARM FAMILY MUTUAL INSURANCE COMPANY

A New York Corporation               IRS No. 14-1415410

344 Route 9W, Glenmont, New York  12077-2910

Registrant's telephone number:  (518) 436-9751

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes            No

THIS FILING AMENDS FORM 10-Q FOR  THE PERIOD ENDED MARCH 31, 1995
BY ADDING EXHIBIT EX-27 FINANCIAL DATA SCHEDULE PER ARTICLE 7


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 	 	FARM FAMILY MUTUAL INSURANCE COMPANY (Registrant)

    June 27, 1995 	 	/S/ Philip P. Weber

(Date) 	 	Philip P. Weber, Executive Vice-President & C.E.O.
(Principal Administrative Officer)

    June 27, 1995 	 	/S/ Charles E. Simon

(Date) 	 	Charles E. Simon, Senior Vice President & C.F.O.
(Principal Financial Officer)