Form 10-Q
period 1995-06-30
FARM FAMILY MUTUAL INSURANCE CO
filed 1995-08-08
CIK 277269

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE

SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 1995

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

Consolidated Statements of Admitted Assets, Liabilities and
Policyholders' Surplus - Statutory Basis June 30, 1995 and
December 31, 1994

Consolidated Statements of Income - Statutory Basis Six months and three months ended June 30, 1995 and 1994

Consolidated Statements of Cash Flow - Statutory Basis Six months ended June 30, 1995 and 1994

Item 2.	Management's Discussion and Analysis of the
Consolidated Statutory	Statements of Income - Statutory Basis

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Signatures

            FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
        Consolidated Statements of Admitted Assets, Liabilities and
                 Policyholders' Surplus - Statutory Basis
                              (In Thousands)

                                     (Unaudited)
ADMITTED ASSETS 	 	 	               June 30, 1995 	 	     Dec. 31, 1994

Investments:

Fixed maturities, at NAIC value
(NAIC Market Value:  $159,118
and $157,409) 	                        	162,217 	             	160,475

Equity securities, at NAIC market
value (Cost:  $8,206 and $7,503) 	      	11,107              	 	10,156

Mortgage loans, at cost                	 	1,857 	                1,890

Short-term investments, at cost       	 	10,974               	 	3,013

Other invested assets                  	 	1,160               	 	1,572

   TOTAL INVESTMENTS: 	                	187,315             	 	177,106

Cash 	                                   	4,138               	 	4,507

Premiums receivable (Net of balance
of $270 and $237 outstanding 90
days or more)                         	 	23,516 	              	17,616

Accrued investment income 	              	4,001               	 	4,047

Reinsurance recoverable on paid losses   	 	653               	 	1,176

Equities & deposits in pools &
associations                           	 	1,570               	 	1,236

Other Assets                             	 	264 	                 	899

 	TOTAL ADMITTED ASSETS:             	 	221,457             	 	206,587

LIABILITIES & POLICYHOLDERS' SURPLUS

Liabilities:

Reserve for losses and loss
adjustment expenses  	                 	108,433 	            	103,660

Unearned premiums 	                      53,368             	 	46,948

Reinsurance balances payable 	           	6,380 	              	8,286

Accrued expenses and other liabilities 	 	7,396              	 	4,823

 	TOTAL LIABILITIES:                 	 	175,577            	 	163,717

Policyholders' Surplus:

Special contingent surplus             	 	1,300              	 	1,300

Net unrealized appreciation of
equity securities 	                      	2,890                	2,433

Debentures issued and outstanding 	      	1,251              	 	1,265

Subordinated surplus certificates
issued and outstanding                   	1,465              	 	1,484

Unassigned surplus                    	 	38,974             	 	36,388

 	TOTAL POLICYHOLDERS' SURPLUS: 	       	45,880             	 	42,870

 	TOTAL LIABILITIES & POLICYHOLDERS'
  SURPLUS: 	                           	221,457              	206,587

            FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
           Consolidated Statements of Income - Statutory Basis
                             (In Thousands)


                                	 	Six Months             Three Months
                                 Ended June 30, 	        Ended June 30,
                           	    1995       1994         1995        1994
                            (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Revenues:

Net Premiums earned         	$ 	57,064  	 	48,404 	   	29,211    	 	24,417

Net investment income         	 	7,010   	 	6,764    	 	3,505 	     	3,504

Realized gain on investments   	 	(108)  	 	1,407 	     	(169) 	      	499

Other income, net 	               	322 	     	250 	      	192       	 	148

                           	 	 	64,288  	 	56,825   	 	32,739 	    	28,568

Operating Expenses:

Losses and loss adjustment
expenses                     	 	41,217  	 	40,719     	21,784    	 	19,778

Underwriting expenses 	        	18,460 	 	 14,643 	    	9,383     	 	7,421

Interest on debentures &
subordinated surplus certificates 	220     	 	223      	 	220       	 	223

Income before federal income
taxes and dividends to
policyholders                   59,897     55,585      31,387      27,422

Income before Federal Income
Taxes & Dividends to
policyholders                 	 	4,391   	 	1,240    	 	1,352    	 	1,146

Dividends to policyholders      	 	 	0       	 	0        	 	0        	 	0

Income before federal income
taxes 	                       	 	4,391   	 	1,240    	 	1,352      	1,146

Federal income tax expense  	 	 	2,245     	 	604 	    	1,039 	      	604

 	Net Income statutory basis: 	$	2,146     	 	636 	      	313 	      	542

             FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
          CONSOLIDATED STATEMENTS oF CASH FLOW - STATUTORY BASIS
                 Six months ended June 30, 1995 and 1994
                                (In Thousands)

 	 			 	 	 	 	 	 	 	                                 1995 	    	   	1994

Cash provided:
 	From operations:
 	 	Premiums collected, net 	 	    	 	 	 	 	 	   	$ 	56,909        	52,195
 	 	Loss and loss adjustment expenses paid, net	   	(35,921)  	 	 	(37,061)
 	 	Underwriting expenses paid 	 	 	 	 	 	 	 	   	 	(17,985) 	 	  	(14,900)
 	 	Investment income collected, net 	 	 	 	   	 	 	 	7,078       	 	6,240
 	 	Other income  	                  	 	 	 	 	 	 	   	 	322 	       	 	250
 	 	Dividends paid to policyholders 	 	  	 	 	 	   	 	 	 	0           	 	0
 	 	Federal income taxes paid 	 	 	 	 	 	   	 	   	 	(1,610) 	 	     	(869)
 	 	 	 	Net cash provided from operations 		 	 	 	 	 	8,793 	     	 	5,855

 	From investments sold, matured or redeemed:
 	 	Fixed maturities 	 	 	 	              	 	 	 	 	 	22,880    	 	 	26,356
 	 	Equity securities 	                 	 	 	 	 	 	 	 	 	56       	 	 	578
 	 	Mortgage loans 	 	                    	 	 	 	 	 	 	 	32 	        	 	26
 	 	Other invested assets 	            	 	 	 	 	 	 	 	 	412 	       	 	450
 	 	 	 	Investment proceeds 	 	 	           	 	 	 	 	23,380 	    	 	27,410

 	Other sources of cash:
 	 	Decrease in receivable from affiliates            1,393 	         	 	8
 	 	Sale of data processing equipment 	 	  	 	 	 	 	 	 	 	0             	0
 	 	Other sources 	 	 	 	 	                    	 	 	 	 	106     	 	 	1,448
 	 	 	 	Total cash provided 	 	 	 	           	 	 	 	33,671 	    	 	34,721

Cash used:
 	Cash used to acquire investments:
	  	Fixed maturities 	 	 	              	 	 	 	 	 	 	24,167   	 	 	32,121
 	 	Equity securities 	                	 	 	 	 	 	 	 	 	629 	        	 	0
 	 	Mortgage loans 	 	 	                     	 	 	 	 	 	 	0 	        	 	0
                              	 	 	 	 	 	 	 	 	 	 	 	24,795 	 	   	32,121

 	Other uses of cash:
 	 	Increase in due from affiliates    	 	 	 	 	 	 	 	 	 	8 	 	        	3
	  	Repurchase of debentures and
 	 	 	subordinated surplus certificates 	  	 	 	 	 	 	 	 	0            	0
 	 	Interest paid of debentures and
 	 	 	subordinated surplus certificates 	 	 	 	 	 	 	 	 	220        	(241)
 	 	Miscellaneous, net 	 	              	 	 	 	 	 	 	 	1,057 	     	 	223
 	 	 	 	Total cash used 	 	 	                	 	 	 	 	26,080 	 	  	32,347

 	 	 	 	Net cash provided (used) 	 	 	        	 	 	 	 	7,591 	   	 	2,374

Cash and short-term investments at beginning of year	 	7,520   	 	 	6,738

Cash and short-term investments at end of year  	 	$ 	15,111   	 	 	9,112

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
Notes to Consolidated Statutory Financial Statements - Statutory Basis

	1.	The accompanying unaudited consolidated statutory financial
statements have been prepared in conformity with insurance accounting practices prescribed or permitted by the Insurance Department of the State of New York which vary in some respects from generally accepted
accounting principles.   Significant variations include:  (1)
stocks are carried at market values and no provision is made for income tax on the unrealized appreciation of such investments;
(2) certain assets designated as "non-admitted assets"
(principally direct premiums "overdue" and balances due from agents and employees) are excluded from the consolidated balance sheet through charges to policyholders' surplus; (3) salvage and subrogation recoveries are not recorded until cash is received;
(4) premiums written are taken into operations on a pro-rata basis over the periods covered by the policies, whereas related policy acquisition costs are charged to operations when incurred; (5) federal income taxes are provided on the basis of amounts currently payable or refundable. No provision is made for deferred income taxes relating to timing differences between financial reporting and taxable income.

	2.	The consolidated statutory financial statements included the accounts of Farm Family Mutual Insurance Company (the Company) and its wholly-owned subsidiary Rural Agency and Brokerage, Inc. (RAB) and its subsidiaries. The subsidiaries of RAB are Rural Insurance
Agency and Brokerage of Massachusetts, Inc. (100%-owned by RAB),
R.A.A.B. of W. Va., Inc.. (100%-owned by RAB) and Rural Agency and Brokerage of New Hampshire, Inc. (25%-owned by RAB). The minority interest in the capital and net income of Rural Agency and Brokerage of New Hampshire, Inc. is immaterial. All significant intercompany accounts and transactions have been eliminated in consolidation.

	3.	The management of the Company believes the accompanying
unaudited consolidated statutory financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and the results of operations and changes in financial portion for the period then ended.

	4.	The results of operations for the periods ended June 30,
1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

	5.	For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

              FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
     Management's Discussion and Analysis of the Consolidated Statements of
                           Income - Statutory Basis
                                (In Thousands)


The following is management's discussion and analysis of certain significant factors which have affected the Company's net income during the periods included in the accompanying statements of income.

A summary of the period to period changes in the principal items included in the statutory consolidated statements of income is shown below:

                                           	 	Comparison of
                                  6 Months Ended     	  	 	3 Months Ended
                             June 30, 1995 and 1994    June 30, 1995 and 1994
                            	 	Amount     	Percent 	  	 	Amount    	Percent

Premiums earned             	$ 	8,660 	     17.89 	   	$ 	4,795      	19.64

Net investment income          	 	246       	3.64 	        	 	1 	      0.03

Losses incurred               	 	(444)     	(1.25) 	   	 	1,369       	7.95

Loss adjustment expenses       	 	942 	     17.96 	      	 	667      	25.97

Underwriting expenses 	        	3,817      	26.07 	    	 	1,962      	26.44


Net Income:                 	$ 	1,730     	272.01      $    	(9)     	(1.66)

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 1995 & JUNE 30, 1994


PREMIUMS EARNED

The increase of $8,660,000 is the net result of (1) an increase of $4,026,000 in voluntary auto; (2) an increase of $1,089,000 in the SFP-"10" policy, which is the Company's farm property and liability package policy; (3) an increase of $949,000 in workers' compensation premium; (4) an increase of $1,037,000 in assigned risk auto; (5) an increase of $1,559,000 in all other lines.

NET INVESTMENT INCOME

Net investment income has increased due to an increase in invested assets.

LOSSES INCURRED

The decrease of $444,000 includes an increase of $2,846,000 in voluntary auto, an increase of $261,000 in workers' compensation, a decrease of $4,583,000 in the SFP-"10" policy, an increase of $1,722,000 in the assigned risk auto, and a decrease of $690,000 in all other lines.

LOSS ADJUSTMENT EXPENSES

The increase of $942,000 is caused in part by an increase in assumed LAE Expenses paid from the assigned risk pools.

UNDERWRITING EXPENSES

The underwriting expense increase is due in part to the increase in commission and taxes paid due to the increase in direct written premiums.

FEDERAL INCOME TAX EXPENSE

The Company makes provision for federal income taxes based on pre-tax earnings for each of the periods.

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 1995 AND JUNE 30, 1994


PREMIUMS EARNED

The increase of $4,795,000 is the net result of (1) an increase of $2,054,000 in voluntary auto; (2) an increase of $521,000 in the SFP-"10" policy, which is the Company's farm property and liability package policy; (3) an increase of $618,000 in workers' compensation premium; (4) an increase of $811,000 in assigned risk auto; (5) an increase of $791,000 in all other lines.

NET INVESTMENT INCOME

Investment income has increased due to an increase in invested assets.

LOSSES INCURRED

The increase of $1,369,000 includes an increase of $1,560,000 in voluntary auto, a decrease of $81,000 in workers' compensation, a decrease of $763,000 in the SFP-"10" policy, an increase of $878,000 in the assigned risk auto, and a decrease of $225,000 in all other lines.


LOSS ADJUSTMENT EXPENSES

The increase of $667,000 is caused in part by an increase in assumed LAE Expenses paid from the assigned risk pools.

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



                            	 	FARM FAMILY MUTUAL INSURANCE COMPANY
                                            (Registrant)

    August 2, 1995                      /s/ Philip P. Weber
        (Date) 	          	Philip P. Weber, Executive Vice-President & C.E.O.
                                (Principal Administrative Officer)

    August 2, 1995 	 	                  /s/ Charles E. Simon
        (Date)            	 	Charles E. Simon, Senior Vice President & C.F.O.
                                (Principal Financial Officer)