Form 10-Q
period 1995-09-30
FARM FAMILY MUTUAL INSURANCE CO
filed 1995-11-13
CIK 277269

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                                FORM 10Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                 OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                For the period ended September 30, 1995
                      Commission File No. 2-57299


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

          Surplus - Statutory Basis September 30, 1995 and December 31,
          1994

          Consolidated Statements of Income - Statutory Basis
          Nine months and three months ended September 30, 1995 and 1994

          Consolidated Statements of Cash Flow - Statutory Basis
          Nine months ended September 30, 1995 and 1994

          Notes to Consolidated Statutory Financial Statements


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
                             (In Thousands)


ADMITTED ASSETS                    	 	 	(Unaudited)
                                    September 30, 1995 	 	 Dec. 31,  1994
Investments:

 	Fixed maturities, at NAIC value
 (NAIC Market Value:  $169,61 and
  $157,409) 	                               	172,917           	 	160,475

 	Equity securities, at NAIC market
  value (Cost:  $7,853 and $7,503)         	 	10,630            	 	10,156

 	Mortgage loans, at cost                   	 	1,840             	 	1,890

 	Short-term investments, at cost           	 	5,287             	 	3,013

 	Other invested assets 	                     	1,132             	 	1,572

                	TOTAL INVESTMENTS:       	 	191,806           	 	177,106

 	Cash                                      	 	3,383 	             	4,507

 	Premiums receivable (Net of balance of
  $396 and $303 outstanding 90
  days or more) 	                            	24,481 	            	17,616

 	Accrued investment income                 	 	3,546             	 	4,047

 	Reinsurance recoverable on paid losses      	 	357             	 	1,176

 	Equities & deposits in pools & assoc.     	 	1,930             	 	1,236

 	Other Assets 	                                  	0 	               	899

             	TOTAL ADMITTED ASSETS:      	 	225,503           	 	206,587

LIABILITIES & POLICYHOLDERS' SURPLUS

Liabilities:

 	Reserve for losses and loss
    adjustment expenses                   	 	110,531            	103,660

 	Unearned premiums                        	 	53,485 	           	46,948

 	Reinsurance balances payable 	              	4,749 	            	8,286

 	Accrued expenses and other liabilities    	 	8,205 	            	4,823

                 	TOTAL LIABILITIES:      	 	176,970          	 	163,717

Policyholders' Surplus:

 	Special contingent surplus                	 	1,300            	 	1,300

 	Net unrealized appreciation of
   equity securities                        	 	3,226              	2,433

 	Debentures issued and outstanding         	 	1,250            	 	1,265

 	Subordinated surplus certificates
  issued and outstanding                      	1,460 	            	1,484

 	Unassigned surplus 	                       	41,297           	 	36,388

       	TOTAL POLICYHOLDERS' SURPLUS:      	 	48,533           	 	42,870

                 	TOTAL LIABILITIES &
              	POLICYHOLDERS' SURPLUS: 	    	225,503 	          	206,587

                FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY
               Consolidated Statements of Income - Statutory Basis
                                  (In Thousands)

                               Nine Months               Three Months
                           Ended September 30,       Ended September 30,
                      	 	 	 1995      	 	1994   	 	  1995 	     	 1994
                        (Unaudited)   (Unaudited) (Unaudited)  (Unaudited)

Revenues:

	Net Premiums earned      	$ 	87,022 	   	74,576   	 	29,958    	 	26,172

	Net investment income 	     	10,702 	   	10,525    	 	3,692     	 	3,761

	Realized gain on investments   	198    	 	1,585      	 	306 	       	178

	Other income, net            	 	463 	      	362 	      	141       	 	112

                         	 	 	98,385   	 	87,048   	 	34,097    	 	30,223

Operating Expenses:

	Losses and loss
 adjustment expenses 	       	62,320   	 	61,537     	21,103    	 	20,818

	Underwriting expenses     	 	27,489   	 	22,221    	 	9,029 	     	7,578

	Interest on debentures &
 subordinated surplus
 certificates                   	220      	 	223        	 	0         	 	0

                         	 	 	90,028   	 	83,981   	 	30,132 	    	28,396

Income before federal income taxes and dividends to
policyholders 	Income before Federal Income Taxes & Dividends to
policyholders 	 	8,357 	 	3,067 	 	3,965 	 	1,827

Dividends to policyholders 	 	 	51 	 	122 	 	51 	 	122

Income before federal income taxes 	 	 	8,306 	 	2,945 	 	3,914
	 	1,705

Federal income tax expense 	 	 	3,994 	 	1,159 	 	1,749 	 	555



 	Net Income statutory basis: 	$ 	4,312 	 	1,786 	 	2,165
	1,150

FARM FAMILY MUTUAL INSURANCE COMPANY & SUBSIDIARY

CONSOLIDATED STATEMENTS oF CASH FLOW - STATUTORY BASIS

Nine months ended September 30, 1995 and 1994

(In Thousands)

 	 	 	 	 	 	 	 	 	 	 	1995 	 	 	1994

Cash provided:

 	From operations:

 	 	Premiums collected, net 	 	 	 	 	 	 	 	 	$ 	84,180
	76,112

 	 	Loss and loss adjustment expenses paid, net
	 	(54,630) 	 	 	(56,988)

 	 	Underwriting expenses paid 	 	 	 	 	 	 	 	 	 	(26,289)
	(23,303)

 	 	Investment income collected, net 	 	 	 	 	 	 	 	 	 	11,245
	 	10,272

 	 	Other income  	 	 	 	 	 	 	 	 	 	463 	 	 	361

 	 	Dividends paid to policyholders 	 	 	 	 	 	 	 	 	 	(51)
	(122)

 	 	Federal income taxes paid 	 	 	 	 	 	 	 	 	 	(2,475)
	(1,484)

 	 	 	 	Net cash provided from operations 	 	 	 	 	 	 	 	12,443
	 	 	4,848



 	From investments sold, matured or redeemed:


 	 	Fixed maturities 	 	 	 	 	 	 	 	 	 	32,267 	 	 	32,827

 	 	Equity securities 	 	 	 	 	 	 	 	 	 	1,296 	 	 	812

 	 	Mortgage loans 	 	 	 	 	 	 	 	 	 	49 	 	 	41

 	 	Other invested assets 	 	 	 	 	 	 	 	 	 	440 	 	 	2,988

 	 	 	 	Investment proceeds 	 	 	 	 	 	 	 	34,052 	 	 	36,668



 	Other sources of cash:

 	 	Decrease in receivable from affiliates
	921 	 	 	8

 	 	Sale of data processing equipment 	 	 	 	 	 	 	 	 	 	0
	0

 	 	Other sources 	 	 	 	 	 	 	 	 	 	132 	 	 	2,527

 	 	 	 	Total cash provided 	 	 	 	 	 	 	 	47,548 	 	 	44,051



Cash used:

 	Cash used to acquire investments:


 	 	Fixed maturities 	 	 	 	 	 	 	 	 	 	43,802 	 	 	44,274

 	 	Equity securities 	 	 	 	 	 	 	 	 	 	1,028 	 	 	375

 	 	Mortgage loans 	 	 	 	 	 	 	 	 	 	0 	 	 	0

 	 	 	 	 	 	 	 	 	 	 	 	44,830 	 	 	44,649



 	Other uses of cash:

 	 	Increase in due from affiliates 	 	 	 	 	 	 	 	 	 	4 	 	 	1


 	 	Repurchase of debentures and

 	 	 	subordinated surplus certificates 	 	 	 	 	 	 	 	 	0
	0

 	 	Interest paid of debentures and 	 	 	 	 	 	 	 	 	 	 	 	 	0

 	 	 	subordinated surplus certificates 	 	 	 	 	 	 	 	 	0
	0

 	 	Miscellaneous, net 	 	 	 	 	 	 	 	 	 	1,565 	 	 	223

 	 	 	 	Total cash used 	 	 	 	 	 	 	 	46,399 	 	 	44,873



 	 	 	 	Net cash provided (used) 	 	 	 	 	 	 	 	1,149 	 	 	(822)




Cash and short-term investments at beginning of year
	 	 	 	 	 	7,521 	 	 	6,738



Cash and short-term investments at end of year
	 	$ 	8,670 	 	 	5,916

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



	3.	The management of the Company believes the accompanying
unaudited consolidated

statutory financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and the results of operations and changes in financial portion for the period then ended.



	4.	The results of operations for the periods ended September
30, 1995 and 1994 are not

necessarily indicative of the results to be expected for the full year.



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



A summary of the period to period changes in the principal items included in the statutory consolidated statements of income is shown below:







 	 	 	Comparison of

 	 	9 Months Ended September 30, 1995 and September 30, 1994 3 Months Ended September 30, 1995 and September 30, 1994

 	 	Amount 	Percent 	 	 	Amount 	Percent

Premiums earned 	$ 	12,446 	16.69 	 	$ 	3,786 	14.47

Net investment income 	 	177 	1.68 	 	 	(69) 	(1.83)

Losses incurred 	 	56 	0.11 	 	 	500 	2.86

Loss adjustment expenses 	 	727 	8.49 	 	 	(215) 	(6.47)

Underwriting expenses 	 	5,268 	23.71 	 	 	1,451 	19.15



Net Income: 	$ 	2,526 	141.43  	 	$ 	1,016 	88.35

COMPARISON OF THE NINE MONTH PERIODS ENDED

SEPTEMBER 30, 1995 & SEPTEMBER 30, 1994







PREMIUMS EARNED



The increase of $12,446,000 is the net result of (1) an increase of $6,189,000 in voluntary auto; (2) an increase of $1,620,000 in the SFP-"10" policy, which is the Company's farm property and liability package policy; (3) an increase of $882,000 in workers' compensation premium; (4) an increase of $1,403,000 in assigned risk auto; (5) an increase of $2,352,000 in all other lines.





NET INVESTMENT INCOME



Net investment income has increased due to an increase in invested assets.





LOSSES INCURRED



The increase of $56,000 includes an increase of $2,010,000 in voluntary auto, a decrease of $412,000 in workers' compensation, a decrease of $4,979,000 in the SFP-"10" policy, an increase of $1,868,000 in the assigned risk auto, and an increase of $1,569,000 in all other lines.





LOSS ADJUSTMENT EXPENSES



The increase of $727,000 is caused in part by an increase in the number of claims as a result of the increased amount of business written.



UNDERWRITING EXPENSES



The underwriting expense increase is due in part to the increase in commission and taxes paid due to the increase in direct written premiums.





FEDERAL INCOME TAX EXPENSE



The Company makes provision for federal income taxes based on pre-tax earnings for each of the periods.

COMPARISON OF THE THREE MONTH PERIODS ENDED

SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994







PREMIUMS EARNED



The increase of $3,786,000 is the net result of (1) an increase of $2,163,000 in voluntary auto; (2) an increase of $531,000 in the SFP-"10" policy, which is the Company's farm property and liability package policy; (3) a decrease of $67,000 in workers' compensation premium; (4) an increase of $366,000 in assigned risk auto; (5) an increase of $793,000 in all other lines.





NET INVESTMENT INCOME



Investment income has decreased due to a reduction in interest rates earned on new investments.





LOSSES INCURRED



The increase of $500,000 includes a decrease of $836,000 in voluntary auto, a decrease of $673,000 in workers' compensation, a decrease of $396,000 in the SFP-"10" policy, an increase of $146,000 in the assigned risk auto, and an increase of $2,259,000 in all other lines.





LOSS ADJUSTMENT EXPENSES



The decrease of $215,000 is caused in part by a decrease in loss adjustment expenses paid for the residual market automobile and workers' compensation pools.



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







 	 	FARM FAMILY MUTUAL INSURANCE COMPANY (Registrant)

    November 8, 1995 	 	    /s/ Philip P. Weber

(Date) 	 	Philip P. Weber, Executive Vice-President & C.E.O.
(Principal Administrative Officer)

    November 8, 1995 	 	    /s/ Charles E. Simon

(Date) 	 	Charles E. Simon, Senior Vice President & C.F.O.
(Principal Financial Officer)