Form 10-K
period 1995-12-31
FARM FAMILY MUTUAL INSURANCE CO
filed 1996-03-29
CIK 277269

UNITED STATES

              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995
                   Commission File No. 2-57299

               FARM FAMILY MUTUAL INSURANCE COMPANY

             New York              IRS No. 14-1415410
             344 Route 9W, Glenmont, New York  12077

          Registrant's telephone number:  (518) 431-5000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

PART I

ITEM 1.  BUSINESS

Overview

	Farm Family Mutual Insurance Company (the "Company") is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities in Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New York, Rhode Island, Vermont and West Virginia. Established in 1955 to meet certain insurance needs of Farm Bureaur members in the Northeast, the Company provides flexible, multi-line packages of insurance for those engaged in agricultural pursuits, as well as automobile, commercial general liability, workers' compensation, umbrella liability, businessowners, homeowners and other insurance products to rural and suburban policyholders in ten states. Life insurance products are also sold to many of these customers by Farm Family Life Insurance Company (the "Life Company"), an affiliate of the Company. In addition, the Company's wholly owned subsidiary, Rural Agency and Brokerage, Inc. ("Rural Agency") places insurance coverages not underwritten by the Company for the Company's policyholders.

	The Company is closely affiliated with the Farm Bureaus in the ten states in which it operates (collectively, the "Farm
Bureaus"). The Company has the exclusive endorsement of the Farm Bureaus to market property casualty insurance in these states. Membership in state or county Farm Bureau organizations is generally a prerequisite for the issuance or renewal of any policy by the Company. Potential policyholders not engaged in agricultural businesses can generally purchase associate memberships in the Farm Bureaus.

	The Company markets its insurance products through more than 200 Farm Family agents and field managers who are located in the rural and suburban communities served by the Company. These agents generally sell insurance products only for the Company and the Life Company. The Company believes that the distinctive focus of the Company and its agents on meeting the specialized insurance needs of rural communities has provided the Company with the knowledge and experience to adapt to changes in the demographics of its markets and in the nature of agricultural related businesses. In addition to insuring those engaged in agricultural pursuits such as dairy, vegetable and fruit farming, the Company insures a wide range of other businesses related to agriculture, such as distributors of agricultural products, horse breeding and training facilities, landscapers, nurseries, florists, wineries and growers of specialty products.
In recent years, the Company has also introduced businessowners products for certain retail and contractor businesses and for owners of apartment and office buildings, as well as a homeowners product.

	The Company's principal strategy is to maintain its focus on meeting many of the specialized insurance needs of Northeastern rural and suburban communities. The Company's flagship product, the Special Farm Package, is a flexible product that can be adapted to meet the needs of a variety of agricultural and agricultural related businesses. As evidenced by its introduction of businessowners products in 1990, the Company also seeks to leverage its local reputation, agency force, knowledge and experience to expand its product offerings to a wider variety of customers in the rural and suburban communities in which it currently operates. In addition, the Company will continue to seek to facilitate and expedite sales, underwriting and policy administration functions through the expanded use of local service centers and computer networking communications with the home office.

	On February 14, 1996, the Board of Directors of the Company adopted a plan of reorganization and conversion (the "Plan"), pursuant to Section 7307 of the New York Insurance Law, whereby the Company will convert from a mutual property and casualty insurance company to a stock property and casualty insurance company and become a wholly owned subsidiary of Farm Family Holdings, Inc., (the "Holding Company"). The principal purposes of the reorganization are to improve the Company's access to the capital markets and to raise capital to expand and develop its business in the rural and suburban areas in which it currently operates. Under the Plan, eligible policyholders will receive either shares of common stock of the Holding Company or cash in exchange for their policyholder interests in the Company, and holders of surplus notes electing to surrender such notes in the reorganization will receive shares of common stock of the Holding Company or cash in exchange for such notes.

	The effectiveness of the Plan is contingent upon the (i) the approval of the Superintendent of the New York Insurance
Department, (ii) the approval by the affirmative vote of not less than two-thirds of the votes cast by the Voting
Policyholders (as defined in the Plan) voting on the Plan at a special meeting of Voting Policyholders and (iii) upon the Company's Board of Directors declaring the Plan effective.

	The Plan provides that each eligible policyholder that will be issued shares of common stock of the Holding Company in the reorganization (a "Subscription Policyholder") and each surplus note holder that will be issued shares of common stock of the Holding company ("Participating Surplus Note Holder") will have, for a period of three years following the effective date of the Plan, a preemptive right to purchase a proportionate amount of any new issue of shares of common stock of the Holding Company.
Pursuant to the Plan, 3,000,000 shares of common stock of the Holding Company are being offered in a subscription offering to Subscription Policyholders and Participating Surplus Note
Holders. Currently, it is anticipated that all or a portion of the shares not subscribed for in the Subscription offering will be offered for sale in a public offering.

Related Party Transactions

 The operations of the Company are closely related with those of its affiliates, the Life Company and the Life Company's wholly owned subsidiary, United Farm Family Insurance Company ("United"). The affiliated companies operateunder an identical Board of Directors and have similar senior management. In addition, the affiliated companies share home office facilities, data processing equipment, certain personnel and other operational expenses.

 The Company and the Life Company are parties to an expense sharing agreement, effective as of January 1, 1996 (the "Expense Sharing Agreement"), pursuant to which shared expenses for goods, services and facilities are allocated between the Company and the Life Company. Under the Expense Sharing Agreement, expenses are allocated in accordance with applicable provisions of the New York Insurance Law and regulations promulgated thereunder. Direct expenses are charged as incurred to the Company and the Life Company, as applicable, at cost. For each of the years ended December 31, 1993, 1994, and 1995, 56%, 60%, and 61%, respectively, of aggregate operating expenses totaling $23.8 million, $23.8 million and $26.7 million, respectively, were allocated to the Company, under a similar expense sharing arrangement.

 The Company and the Life Company are parties to a lease agreement (the "Lease Agreement") pursuant to which the Company leases home office space in Glenmont, New York from the Life Company. Annual rent under the Lease Agreement was $491,000, $629,000, and $687,000 for each of the years ended December 31, 1993, 1994, and 1995, respectively.

 The Company's reinsurance program includes reinsurance agreements with United. In accordance with the provisions of these reinsurance agreements, the Company recognized commission income (expenses) of approximately $1,713,000, ($39,000), and $2,000 during the years ended December 31, 1993, 1994, and 1995, respectively.

 The Company and United are parties to a service agreement (the "Service Agreement") pursuant to which the Company provides United with certain administrative and special services necessary for its operations, including, but not limited to, claims management, underwriting, accounting, tax and auditing, investment management, and functional support services. In addition, the Company provides United with certain personnel, property, equipment and facilities for its operations. For each of the years ended December 31, 1993, 1994, and 1995, United incurred approximately $0.5 million, $0.5 million, and $0.8 million, respectively, in direct and allocated expenses and overhead under the Service Agreement.

Products

	The Company offers a variety of property and casualty insurance products primarily designed to meet the unique insurance needs of its agricultural clients and the general insurance needs of the rural and suburban communities in which it does business.
Many policyholders have more than one policy with the Company, most commonly, a property policy (such as a Special Farm Package or homeowners policy) and an automobile policy.

The following table sets forth by product the direct premiums written by the company for the periods indicated:

                                       	Year Ended December 31,

                         	           	% of          	% of         	% of
                               1993   Total  1994   Total  1995   Total
                                           	($ in millions)

Personal Automobile          	$36.8 	33.1% 	$40.3 	33.0% 	$46.5 	34.2%
Special Farm Package           30.8 	27.7% 	 32.7 	26.8% 	 34.0 	25.0%
Commercial Automobile 	        18.2 	16.4% 	 20.2 	16.6% 	 22.7 	16.7%
Workers' Compensation 	         8.3  	7.5%    8.1  	6.6%  	 9.1  	6.7%
Businessowners 	                3.8  	3.4%  	 5.3  	4.3% 	  6.6  	4.9%
Homeowners 	                    3.0  	2.7%  	 4.1  	3.4%  	 5.2  	3.8%
Umbrella               	        3.4  	3.1%  	 4.2  	3.4%  	 4.4  	3.2%
Commercial General Liability 	  2.8  	2.5%  	 3.0  	2.5%  	 3.4  	2.5%
Special Home Package 	          2.9  	2.6%  	 2.8  	2.3%  	 2.8  	2.1%
Fire, Allied, Inland Marine   	 0.9  	0.8%  	 1.0  	0.8%  	 1.0  	0.7%
Products Liability            	 0.2  	0.2%  	 0.2  	0.2%  	 0.2  	0.1%
Pollution                     	 0.1   0.1%  	 0.1  	0.1%  	 0.1  	0.1%

Total               	        $111.2	100.0% $122.0	100.0%	$136.0	100.0%

	Personal Automobile. Personal automobile is the Company's largest product. The Company's industry standard policies are generally marketed in conjunction with its other products, such as the Special Farm Package, the businessowners policy or the homeowners policy.

	Special Farm Package. The Special Farm Package, developed in 1980, is a flexible, multi-line package of insurance coverages which the Company regards as its "flagship" product. As a result of its flexible features, this product can be adapted to meet the needs of a variety of agricultural and related businesses. The Special Farm Package policy combines personal, farm and business property and liability insurance for the farm owner, as well as owners of other agricultural related businesses, such as horse breeding and training facilities, nurseries, wineries and greenhouses.

	Commercial Automobile. Commercial automobile is the Company's third largest product. The Company's industry standard policies are generally marketed in conjunction with the Special Farm
Package or the businessowners policy.

	Workers' Compensation. The Company generally does not seek to market or write its workers' compensation policy apart from a Special Farm Package or a businessowners policy.

	Businessowners. The Company introduced a businessowners product (based on the industry standard policy form) in 1990 to meet the needs of small businesses within its rural and suburban markets. This product is marketed to two distinct groups: (i) "mercantile businessowners" with property based risks, including apartment and office building owners and small to medium-sized retail businesses, such as florists and farm markets and (ii) small, established artisan contractors principally serving the agricultural community.

	Special Home Package and Homeowners Policy. The Special Home Package was developed in 1980 as a companion product for the Special Farm Package policy. The Company's homeowners policy, introduced in 1989, is a standard homeowners multi-peril policy for the rural and suburban homeowner. Increasingly, the homeowners policy is being sold to provide coverage for the insured's principal residence, while the Special Home Package is used by the Company to insure rural-based, tenant occupied residences. Like the Special Farm Package, the Special Home
Package combines personal and commercial property and liability coverages, and contains flexible features which also allow it to be adapted to meet the needs of a variety of customers.

	Umbrella Liability. The Company writes commercial and personal line excess liability policies covering business, farm and personal liabilities of its policyholders in excess of amounts covered under Special Farm Package, homeowners, businessowners and automobile policies. Such policies are available with limits of $1.0 million to $5.0 million. The Company does not generally seek to market its excess liability policies unless it also writes an underlying liability policy.

	Commercial General Liability. The Company writes an industry standard commercial general liability policy which is generally marketed in connection with the Special Farm Package or, as an accommodation to policyholders in connection with the commercial automobile policy. The commercial general liability policy is generally not written apart from these other policies. The policy is usually written by the Company for unique business situations, such as horse breeding and training facilities and certain landscaper risks, which do not meet the criteria for liability coverage under a businessowners or Special Farm
Package policy. The policy insures businesses against third party liability from accidents occurring on their premises or arising out of their operations or products. Most of the Company's products liability line is written as part of the commercial general liability product.

	Pollution. The Company writes a small number of pollution liability policies covering specified farm risks on a "claims-made" basis. The policy insures against losses incurred from third party liability, including bodily injury and property damages, for pollution incidents, such as those caused from pesticides, fertilizers, herbicides and manure piles. An "extended reporting period" option is available under certain circumstances which allows for claim reporting after the policy expiration. As of December 31, 1995, The Company had approximately 300 pollution policies in force.

Marketing

	The following table sets forth the Company's direct written premiums by state for the periods indicated:

                                         	Year Ended December 31,

                                        	% of         	% of        	% of
                                  1993  Total   1994  Total   1995  Total
                                             	($ in millions)

New York                        	$43.1  38.8%  $47.0 	38.5%  $53.2 	39.1%
New Jersey                      	 21.2	 19.0% 	 23.9 	19.6%	  28.3 	20.8%
Massachusetts 	                    9.2  	8.3% 	 10.1  	8.3%	  10.5  	7.7%
Connecticut 	                      7.5  	6.7%  	 8.2  	6.7% 	  9.1  	6.7%
West Virginia                    	 6.7  	6.0%  	 7.3  	6.0% 	  7.8  	5.7%
Maine                            	 6.6  	5.9%  	 6.7  	5.5% 	  6.9  	5.1%
New Hampshire 	                    6.7  	6.0%  	 6.7  	5.5% 	  6.8  	5.0%
Vermont 	                          4.5  	4.1%  	 5.0  	4.1% 	  5.3  	3.9%
Delaware                         	 3.5  	3.2%  	 4.1  	3.4% 	  4.4  	3.3%
Rhode Island                     	 2.2  	2.0%  	 3.0  	2.4% 	  3.7  	2.7%

Total                          	$111.2	100.0%	$122.0	100.0%	$136.0 100.0%

	The Company markets its property and casualty insurance products in its ten state region through approximately 189 full-time agents, 15 field managers and 10 associate field managers. Many of the Company's agents are established residents of the rural and suburban communities in which they operate and often have specific prior experience in agricultural related businesses. The Company's agents generally market and write the full range of its products. In addition to marketing the Company's property and casualty insurance products, the agency force also markets life insurance products for the Life Company. The Company's policies are marketed exclusively through its agency force. Agent compensation is comprised entirely of fixed commissions, office expense allowances and incentive bonuses.

	The Company emphasizes personal contact between its agents and the policyholders. The Company believes that its name recognition, policyholder loyalty and policyholder satisfaction with agent and claims relationships are the principal sources of new customer referrals, cross-selling of additional insurance products and policyholder retention. In addition, the Company believes that its relationship with the Farm Bureaus in its target markets promotes the Company's name recognition and new customer referrals among Farm Bureau members. See "
Relationship with Farm Bureaus."

	The Company's agents may also serve as brokers for Rural Agency and its subsidiaries, which represents other unaffiliated insurance companies. Rural Agency was established in 1970 by the Company to provide policyholders with access to products not written by the Company. Business placed through Rural Agency is principally comprised of specialty business not written by the Company, such as motorcycle, snowmobile, animal mortality, boiler and machinery, bond and crop insurance.

Relationship with Farm Bureaus

	The Company was organized through the efforts of certain Farm Bureaus, and its relationship with the Farm Bureaus in its ten state region continues to be a fundamental aspect of its business. These Farm Bureaus are affiliated with the American
Farm Bureau Federation, the nation's largest general farm organization with over four million members, which has traditionally sought to advance the interests of the agricultural community. The Company was established in 1955 through the efforts of certain Farm Bureaus to provide property and casualty insurance for Farm Bureau members in the Northeast.
 Substantially all of the directors of the Company are associated with Farm Bureau organizations in the Northeast. The Company has the exclusive endorsement of the Farm Bureaus to market property and casualty insurance in the ten states in which it operates.

	The endorsement of the Farm Bureaus generally means that the Farm Bureaus provide the Company with the right to utilize their membership lists and authorize the use of their name and service marks in connection with the marketing of the Company's products. In exchange for these rights, the Company pays to each of the Farm Bureaus an annual fee of $7.50 per Farm Bureau member, pursuant to agreements with each Farm Bureau (the "Membership List Purchase Agreements"). The current term of each Membership List Purchase Agreement is six years, commencing on January 1, 1996. Pursuant to the Membership List Purchase Agreements, the Farm Bureaus may not endorse the products of other property and casualty insurers within the Company's ten state region. The Life Company has entered into similar membership list purchase agreements with each of the Farm
Bureaus.

Underwriting

	The Company seeks to write its commercial and personal lines risks by evaluating loss experience and underwriting profitability with consistently applied standards. The Company maintains information on all aspects of its business which is routinely reviewed by the Company's staff of 16 underwriters in relationship to product line profitability. The Company's underwriters generally specialize by agency territory. Specific information is monitored with regard to individual insureds which is used to assist The Company in making decisions about policy renewals or modifications.

	The Company concentrates on its established major product lines and, increasingly, on its businessowners and homeowners policies. It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products. The Company believes its extensive knowledge of local markets in its region is a key element in its underwriting process.

Claims

	Claims on insurance policies written are usually investigated and settled by one of the Company's staff claims adjusters,
located in nine field offices.   The Company's claims philosophy
emphasizes timely investigation, evaluation and settlement of claims, while maintaining adequate reserves and controlling claim adjustment expenses. The claims philosophy is designed to support the Company's marketing efforts by providing agents and policyholders with prompt service.



	Claims settlement authority levels are established for each adjuster and claims manager based upon the employee's ability and level of experience. Claims are reported directly to the claims department, located at a field office or through the central claim reporting unit at the home office. Specialized units exist at the home office for no-fault automobile and workers' compensation claims, as well as subrogation and large, litigated or certain other claims. The Company also has on staff a special investigator to investigate suspected insurance fraud, including arson. The claims department is responsible for reviewing all claims, obtaining necessary documentation, estimating the loss reserves and resolving the claims.

Reinsurance

Reinsurance Ceded

	The Company's reinsurance arrangements are generally placed directly with non-affiliated reinsurers through reinsurance brokers. In addition, certain reinsurance coverages are also placed directly with United. See "Related Party Transactions."
The largest net per risk exposure retained by the Company on any one individual property or casualty risk is $100,000. Property and casualty risks in excess of $100,000 are covered on an excess of loss basis up to $250,000 and $300,000, respectively, per risk by United. Per risk property losses in excess of $250,000 but less than $4 million are reinsured on an excess of loss basis by unaffiliated reinsurers. Facultative coverage is available for certain property risks in excess of $4 million per risk.
Casualty losses per risk in excess of $300,000 but less than $1 million (which is generally the maximum limit of liability written by the Company's casualty insurance policies, other than workers' compensation and umbrella liability policies) are covered on an excess of loss basis by unaffiliated reinsurers.
Clash coverage provided by unaffiliated reinsurers covers casualty losses, including workers' compensation, in excess of $1 million but less than $5 million. In addition, workers' compensation claims, on a per occurrence basis with a $600,000 per person limit, in excess of $3 million but less than $10 million are separately reinsured on an excess of loss basis by an unaffiliated reinsurer. The Company reinsures 95% of its umbrella liability losses (including a 5% quota share participation by United) under $1 million per loss on a quota share basis and 100% of umbrella liability losses in excess of $1 million up to $5 million per loss by unaffiliated reinsurers.

	The Company has purchased reinsurance for catastrophic property losses for 1996, under which The Company reinsures 95% of losses per occurrence over $6 million up to a maximum of $51 million and approximately 79% of the losses between $3 million and $6 million per occurrence. The Company retains the first $3 million of losses per occurrence under its property catastrophe program. United is a participant in Farm Family's property catastrophe reinsurance program and assumes 2% of losses per occurrence between $11 million and $51 million and approximately
16% of losses between $3 million and $6 million.

	The insolvency or inability of any reinsurer to meet its obligations to the Company could have a material adverse effect on the results of operations or financial condition of the Company. As of December 31, 1995, approximately 96.1% of the Company's reinsurance program was provided by reinsurers which were rated "A-" (Excellent) or above by A.M. Best Company, Inc. ("A.M. Best").

	In June 1995, the Company terminated its excess casualty reinsurance agreement with American Agricultural Insurance
Company to reduce administrative and financial costs associated with the reinsurance arrangement. The reinsurance arrangement was commuted for casualty and workers' compensation risks for accident years 1980 to 1988 and prior to 1975. As a result of the termination of this arrangement, the Company does not have reinsurance in effect for any future development on casualty and workers' compensation losses for accident years 1980 to 1988 and prior to 1975. The Company received approximately $1.8 million in cash as a result of the termination of this arrangement and established additional net loss reserves of approximately $1.7 million for any casualty and worker's compensation losses for accident years 1980 to 1988 and prior to 1975. Separate reinsurance agreements with American Agricultural Insurance Company, however, continue to remain in effect for property and umbrella risks for those accident years.

	Reinsurance Assumed

	The Company assumes voluntary reinsurance covering primarily property, property catastrophe and casualty risks located outside of the Northeast. The Company believes that, among other benefits, its assumed reinsurance arrangements balance to a limited extent the geographic concentration of its risks in the Northeast. The Company also assumes an insignificant amount of reinsurance covering substandard automobile policies from United. For the year ended December 31, 1995, the Company earned premiums of $1.3 million under various excess of loss and pro rata reinsurance agreements. The Company generally retrocedes 50% of all assumed reinsurance to United.

Loss and Loss Adjustment Expense ("LAE") Reserves

	Loss reserves are estimates of what an insurer expects to pay claimants. LAE reserves are estimates of an insurer's expenses of claim. The Company is required to maintain reserves for payment of estimated loss and LAE for both reported claims and claims which have been incurred but not yet reported. The ultimate liability incurred by the company may be different from current reserve estimates.

	Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for several years, reserves for losses and LAE are not discounted, except for certain lifetime workers' compensation indemnity reserves where the reserves are discounted at 3.5%.

	The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three year period ended December 31, 1995.



               Reconciliation of Liability for Loss
                and Loss Adjustment Expenses

                                       For the years ended December 31,
                                   	    1993  	    	1994     	 	1995
                                              	($ in thousands)
Reserves for losses and
loss adjustment expenses
at the beginning of the year      	 $117,497  	 $ 123,477  	 $ 127,954

Less:    Reinsurance
recoverables and receivables 	        24,463  	    28,761 		    28,230

Net reserves for losses and
loss adjustment expenses at
beginning of year  	                  93,034   	 	 94,716   	 	 99,724

Add:   Provision for losses and loss
adjustment expenses for claims occurring in:

The current year                     	73,114 	    	86,370    	 	88,366

Prior years  	                            99   	 	 (3,690)  	 	 (5,182)

Total incurred losses and
loss adjustment expenses             	73,213 	    	82,680    	 	83,184

Less:  Loss and loss adjustment
expenses payments for claims occurring in:

The current year                     	34,839    	 	43,232 	    	40,519

Prior years                         	 36,692 	    	34,440    	 	33,066

Total payments 	                      71,531 	    	77,672    	 	73,585

Net reserves for losses and
loss adjustment expenses at
end of year                        	  94,716   	 		99,724 		   109,323

Add:   Reinsurance recoverables
 and receivables                   	  28,761      	28,230 	    	28,655

Reserves for losses and loss
adjustment expenses at end of year	 $123,477 	 	 $127,954 	 	 $137,978

	The following table reflects the development of losses and loss adjustment expenses for the periods indicated at the end of that year and each subsequent year. Each calendar year-end reserve includes the estimated unpaid liabilities for that accident year and for all prior accident years. The data presented under the caption "Cumulative Amount of Reserves Paid Through" show the cumulative amounts paid related to the reserve as of the end of each subsequent year. The data presented under the caption
"Reserves, Net, Reestimated as of" show the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and all other facts and circumstances discovered during each such year. The line
"Cumulative Redundancy (Deficiency)" reflects the difference between the latest reestimated reserve amount and the reserve amount as originally established.

	In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1993 to be $150,000 was first reserved in 1985 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative deficiency in each of the years
1985 through 1992 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past may not necessarily recur in the future.

 The following table sets forth the development of loss and loss adjustment expenses reserves of the Company for the ten-year period ended December 31, 1995:


Analysis of Loss and Loss Adjustment Expense Development


Year Ended December 31      1985     1986     1987  	  1988   	 1989     1990     1991     1992    	1993    1994     1995
                                                              	($ in thousands)
Reserves for Losses
and Loss Adjustment
Expenses                  32,960   41,718   53,126   65,543   78,339   94,135  110,135 	117,497  123,477 	127,954 	137,978

Reinsurance Recoverable
on Unpaid Losses        	 (4,957)	 (5,053)  (5,468)	 (7,126) (11,784) (22,123) (25,048	 (24,463) (28,761) (28,230) (28,655)

Reserves for Losses and
Loss Adjustment
Expenses, Net          	  28,003	  36,665 	 47,658	  58,417   66,555	  72,012   85,087 	 93,034 	 94,716 	 99,724 	109,323

Reserves, Net,
Reestimated as of:

One year later           	30,240  	37,961  	50,145  	57,932  	69,036  	76,786 	 84,514 	 91,561 	 88,296 	 94,542
Two years later          	30,718  	38,047  	50,572  	63,348  	72,478  	76,442 	 84,305 	 89,666 	 82,876
Three years later        	30,242  	39,057  	53,540  	65,399  	72,926  	76,832  	83,960  	86,876
Four years later         	30,922  	39,981  	55,303  	65,842  	73,130  	77,879  	82,752
Five years later         	30,467  	41,097  	55,445  	66,289  	74,599   77,375
Six years later          	30,885  	41,088  	56,018  	68,298  	74,391
Seven years later        	31,272  	41,072  	57,751  	68,370
Eight years later        	31,390  	42,622  	58,323
Nine years later         	32,318 	 42,759
Ten years later          	32,317

Cumulative Redundancy
         (Deficiency)   	 (4,314) 	(6,094) (10,665)  (9,953)	 (7,836)	 (5,363) 	 2,335 	  6,158 	 11,840	   5,182

Cumulative Amount of
Reserves Paid Through:

One year later           	13,918  	16,621  	21,931  	23,852  	29,587  	29,446  	32,708 	 36,692  	34,439 	 33,066
Two years later          	20,647  	26,294  	33,879  	40,454  	46,469  	47,392 	 53,455 	 57,236 	 49,867
Three years later        	25,709  	31,636  	42,838  	51,147  	57,838  	60,737 	 65,951 	 66,127
Four years later         	28,008  	35,838  	48,480 	 57,239  	65,803  	67,401 	 70,176
Five years later         	29,810  	38,588  	51,216  	62,168  	68,950  	68,634
Six years later          	30,590  	39,836  	54,644  	64,423  	68,652
Seven years later        	31,527 	 40,920  	55,794 	 63,815
Eight years later        	32,217  	41,693  	55,313
Nine years later         	32,663  	41,116
Ten years later          	32,269


 Prior to 1990, the Company had a history of cumulative deficiencies in reserving for losses and LAE. These deficiencies were primarily caused by the underestimation of reserves for workers' compensation, automobile and other liability claims. In 1991, the Company reviewed and revised its process for estimating reserves for losses and LAE, and in recent years the Company has generally experienced overall redundancies. The redundancies at December 31, 1995 of $6.2 million, $11.8 million and $5.2 million for the December 31, 1992, 1993 and 1994 reserves, respectively, were primarily attributable to favorable development of IBNR and case reserves for personal automobile, commercial automobile, automobile physical damage, and workers' compensation claims.



                                          	Year Ended December 31,
                                      	 1993      	 1994      	 1995
                                            	($ in thousands)

Reserve for unpaid losses and
loss adjustment expenses:

Gross liability                	   $ 123,477 	 $ 127,954 	 $ 137,978
Reinsurance recoverable 	             28,761      28,230      28,655
Net liability 	                    $  94,716 	 $  99,724 	 $ 109,323

One year later:
Gross reestimated liability       	$ 106,175  	$ 112,245
Reestimated reinsurance recoverable   17,879      17,703
Net reestimated liability         	$  88,296  	$  94,542

Two years later:
Gross reestimated liability       	$  94,587
Reestimated reinsurance recoverable   11,711
Net reestimated liability 	        $  82,876

	The Company believes that its reserves at December 31, 1995 are adequate. Conditions and trends that have historically affected the Company's claims may not necessarily occur in the future.
Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above. Future adjustments to loss reserves and LAE that are unanticipated by the Company could have a material adverse impact upon the Company's financial condition and results of operations.

Investments

	An important component of the operating results of the Company has been the return on invested assets. The Company's investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for its insurance operations. In an effort to improve the quality and safety of its investments, the Company embarked on a plan in 1995 to reduce significantly its holdings of non-investment grade fixed maturity securities. In 1995, the Company reduced its holdings of NAIC Class 3 through 6 bonds, generally considered non-investment grade, from $17.3 million, or 10.8% of its fixed maturity portfolio, as of December 31, 1994 to $10.8 million, or 5.6% of its fixed maturity portfolio, as of December 31, 1995. Due to uncertainties in the economic environment, however, it is possible that the quality of investments currently held in the Company's investment portfolio may change.

The following table sets forth certain information concerning the Company's investments:

                               December 31, 1994   	 	  December 31, 1995
Type of Investment            	Amortized   Market      Amortized    Market
                                 Cost      Value(3)      Cost      Value(3)
                                      	       ($ in millions)
Available For Sale Portfolio:
Fixed Maturities(1)

United States government and
 government agencies and
 authorities                   	 $20.2   	 $20.2 	       $22.7    	 $24.2
States, municipalities and
 political subdivisions 	         19.6    	 18.9        	 21.9 	     23.5
Public utilities                	 15.6    	 15.0 	        21.9     	 23.1
All other corporate bonds       	 99.3    	 92.8 	       104.1 	    109.2
Mortgage-backed securities 	       1.9     	 2.0         	 1.1 	      1.2

Total Fixed Maturities         	$156.6   	$148.9       	$171.7    	$181.2

Equity securities 	                0.3     	 3.9 	         0.3      	 4.7
Mortgage loans 	                   1.9     	 1.9 	         1.8      	 1.8
Cash and short-term investments 	  7.5  	    7.5         	 8.9      	 8.9
Other Invested Assets 	            1.6 	     1.6 	         1.2 	      1.2

Total Available for Sale       	$167.9 	  $163.8       	$183.9 	   $197.8

Held to Maturity Portfolio:

Fixed Maturities(2)

States, municipalities and
 political subdivisions          	 4.7     	 4.7 	         5.9      	 6.3
All other corporate bonds 	        6.6 	     6.2 	         6.5 	      6.8

Total Held to Maturity         	 $11.3    	$10.9        	$12.4 	    $13.1

Total Investments              	$179.2   	$174.7       	$196.3    	$210.9

(1)	Fixed maturities (bonds, redeemable preferred stocks and
    mortgage-backed securities) and equity securities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company. Mortgage loans, cash and short-term investments and other invested assets are carried at cost, which approximates market value.

(2)	Fixed maturities in the Held to Maturity Portfolio are
    carried at amortized cost.

(3) The Company primarily obtains market value information
    through the pricing service offered by Interactive Data
    Corporation.  Market values are 	also obtained, to a lesser
    extent, from various brokers who provide price quotes.

	For the year ended December 31, 1995, compared with the prior year, the amortized cost of the Company's cash and invested assets increased 9.6% to $196.4 million. As a result of the reduction in holdings of certain non-investment grade securities, the Company anticipates that future investment yields may be lower than they otherwise would be. For the years ended December 31, 1993, 1994 and 1995, the Company's net investment income, average cash and invested assets and return on average cash and invested assets were as follows:

                          	           Years Ended December 31,
                                  	1993         	1994       	1995
                                          	($ in millions)

Net investment income            	$13.8       	$ 13.2      	$14.3
Average cash and invested assets $165.3     	  $173.9   	  $187.8
Return on average cash and
 invested assets 	                  8.4%  	       7.6% 	      7.6%

A.M. Best Rating

	A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-" (Excellent) rating (its fourth highest rating category) to the Company. In reaffirming the Company rating in May 1995, A.M. Best noted certain negative ratings factors that may affect the rating in the future, including the Company's comparatively weak capitalization in relationship to the "A-" rating, "lackluster" underwriting results prior to the May 1995 rating, competitive market conditions and an "aggressive" investment portfolio. No assurance can be given that A.M. Best will not reduce the Company's current rating later this year or in the future. The Company believes that its improved underwriting results in 1995, the anticipated capital contribution to the Company as a result of the contemplated subscription offering and public offering of Holding Company common stock and the reduction in the past year in its holdings of non-investment grade fixed maturity securities from 10.1% of the Company's total investments as of December 31, 1994 to 5.2% as of December 31, 1995, may alleviate certain of the concerns expressed by A.M. Best.

Competition

	The property and casualty insurance market is highly competitive. The Company competes with stock insurance companies, mutual companies, local cooperatives and other underwriting organizations. Certain of these competitors have substantially greater financial, technical and operating resources than the Company. The Company's ability to compete successfully in its principal markets is dependent upon a number of factors, many of which (including market and competitive conditions) are outside the Company's control. Many of the lines of insurance written by the Company are subject to significant price competition. Some companies may offer insurance at lower premium rates through the use of salaried personnel or other methods, rather than agents paid on a commission basis, as the Company does. In addition to price, competition in the lines of business written by the Company is based on quality of the products, quality and speed of service (including claims service), financial strength, ratings, distribution systems and technical expertise.

Regulation

	General

	The Company is regulated by government agencies in the states in which it does business. Such regulation usually includes (i) regulating premium rates and policy forms, (ii) setting minimum capital and surplus requirements, (iii) regulating guaranty fund assessments and residual markets, (iv) licensing companies, adjusters and agents, (v) approving accounting methods and methods of setting statutory loss and expense reserves, (vi) setting requirements for and limiting the types and amounts of investments, (vii) establishing requirements for the filing of annual statements and other financial reports, (viii) conducting periodic statutory examinations of the affairs of insurance companies, (ix) approving proposed changes in control and (x) limiting the amount of dividends that may be paid without prior regulatory approval.

	Insurance companies are also affected by a variety of state and federal legislative and regulatory measures and judicial decisions that define and extend the risks and benefits for which insurance is sought and provided. These include redefinitions of risk exposure in areas such as products liability, environmental damage and workers' compensation.
Certain state insurance departments and legislatures may prevent premium rates for some classes of insureds from reflecting the level of risk assumed by the insurer for those classes. Several states place restrictions on the ability of insurers to discontinue or withdraw from some lines of insurance. Such developments may adversely affect the profitability of various lines of insurance.

	Risk-Based Capital

	State insurance departments have adopted a new methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential inadequately capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by the Company, the risk-based capital level for the Company exceeds a level that would trigger regulatory attention. At December 31, 1995, the Company's RBC was $55.4 million, and the threshold requiring the least regulatory attention was $22.5 million.

	NAIC-IRIS Ratios

	The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. The Company did not have any ratios which varied from the "usual value" range in 1995, 1994 or 1993.

ITEM 2.  PROPERTIES

	The Company currently leases space for its home office in Glenmont, New York from the Life Company. The lease provides for the Company to pay the Life Company an annual rental of approximately $629,216. The lease expires on December 31, 1998.
 See "Related Party Transactions".

ITEM 3.  LEGAL PROCEEDINGS

 The Company is subject to litigation in the normal course of business. Based upon information presently available to it, the Company does not consider any threatened or pending litigation to be material. However, given the uncertainties attendant to litigation, there can be no assurance that the Company's results of operations and financial condition will not be materially adversely affected by any threatened or pending litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

Reference is made to Item 12 of Part III.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain consolidated financial data for the Company and its subsidiaries prior to the Reorganization. The consolidated statement of income data set forth below for the years ended December 31, 1993, 1994 and 1995 and the consolidated balance sheet data as of December 31, 1994 and 1995 are derived from the consolidated financial statements of the Company appearing elsewhere herein, which have been audited by Coopers & Lybrand L.L.P., independent auditors, whose report thereon appears elsewhere herein. The consolidated statement of income data for the years ended December 31, 1991 and 1992 and the consolidated balance sheet data as of December 31, 1991, 1992 and 1993 are derived from the unaudited consolidated financial statements of the Company. The Company believes that such unaudited financial data fairly reflect the consolidated results of operations and the consolidated financial condition of the Company for such periods. This data should be read in conjunction with the Consolidated Financial Statements, and notes thereto and other financial information, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                        			Year Ended December 31,

                                 	1991    	1992    	1993    	1994    1995
			                                           ($ in millions)

Statement of Income Data:

Revenues:
	Premiums	                      	$85.3	  	$90.0  		$96.7	 	$101.5		$116.9
	Net investment income            12.8	   	12.9	   	13.8	   	13.2  		14.3
	Net realized investment
  gains (losses)	                 	1.0    		1.0	   	(0.2)	   	1.3   		0.9
	Other income(1)                   0.2	    	0.5	    	0.7	    	0.7	   	0.9
			Total revenues               		99.3  		104.4  		111.0	  	116.7		 133.0

Losses and Expenses:
	Losses and loss adjustment
  expenses	                      	74.3   		72.1   		73.2	   	82.7	  	83.2
	Underwriting expenses		          23.7	   	24.0	   	26.8		   28.8	   34.9
	Interest and other expense		      0.3	    	0.3	    	0.3    		0.3	   	0.3
			Total losses and expenses    		98.3   		96.4  		100.3  		111.8 		118.4

	Income before federal income
  taxes                          		1.0	    	8.0	   	10.7	    	4.9	  	14.6
	Federal income tax expense      		0.4	    	1.8    		3.1    		1.4   		5.0
	Net income                     		$0.6		   $6.2	   	$7.6	   	$3.5	  	$9.6

Balance Sheet Data (at December 31):

	Total investments(2)		         $150.2 		$160.8 		$177.7 		$170.6		$207.9
	Total assets                  		204.4	  	221.5  		244.1  		243.1 		278.3
	Long-term debt                  		2.8	    	2.8	    	2.8	    	2.7	   	2.7
	Total liabilities             		163.8	  	175.0  		183.6  		190.1	 	204.1
	Total equity(2)	                	40.6   		46.5   		60.5   		53.0	  	74.2

Additional Data (unaudited):

 Loss and Loss Adjustment
 Expense Ratio(3)                	87.1%	  	80.2%	  	75.7%	  	81.5%	 	71.1%
	Underwriting Expense Ratio(4)  		27.8%  		26.6%  		27.7% 		 28.4%	 	29.8%
 Combined Ratio(5)		             114.9%	 	106.8%	 	103.4%	 	109.9%		100.9%
 Ratio of annual statutory
 written premiums to	statutory
 surplus(6)	                     	2.75x		  2.73x		  2.52x  		2.46x 		2.16x
_______________

(1)	Primarily represents service fee income on the Company's
    property and casualty insurance business.
(2)	Due to the adoption by the Company on December 31, 1993 of
    SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," total investments and policyholders' equity were adjusted to reflect changes in market value, which resulted in an increase of $6.8 million, a reduction of $11.1 million and an increase of $11.7 million as of December 31, 1993, 1994 and 1995, respectively.
(3)	Calculated by dividing losses and loss adjustment expenses
    by premiums.
(4)	Calculated by dividing underwriting expenses by premiums.
(5)	The sum of the Loss and Loss Adjustment Expense Ratio and
    the Underwriting Expense Ratio.
(6)	Calculated by dividing statutory net written premiums for
    the period by statutory surplus at the end of the period.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

	CONDITION AND RESULTS OF OPERATIONS

The following analysis of the consolidated results of operations and financial condition of the Company should be read in conjunction with "Selected Consolidated Financial Data," the Consolidated Financial Statements and the accompanying notes to the Consolidated Financial Statements included elsewhere herein.

General

The Company is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. The Company provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. In addition, the Company's wholly owned subsidiary, Rural Agency and Brokerage, Inc. places insurance coverages not underwritten by the Company for the Company's policyholders. The operations of the Company are also closely related with those of its affiliates, the Life Company and the Life Company's wholly owned subsidiary, United.

The Company's premium revenue is a function of changes in average premiums per policy and the growth in the number of policies. Premium rates are regulated by the state insurance departments in the states in which the Company operates. See "Business -- Regulation."

Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates). Associate Farm Bureau memberships are generally available to persons not engaged in agricultural businesses.

 All of the Company's insurance policies are currently written on a participating basis although for several years the Company has paid dividends only on certain of its workers compensation policies. Subsequent to the Effective Date, only these workers compensation policies will continue to be written on a participating basis.

The operating results of companies in the property and casualty insurance industry have historically been subject to fluctuations due to competition, economic conditions, and
various other factors.   Factors  affecting the results of
operations of the property and casualty industry include price competition and aggressive marketing which historically have resulted in higher combined loss and expense ratios. Because of the nature of the property and casualty industry, it is difficult to predict future trends in the industry's overall combined losses and profitability.

The Company's operating results are subject to significant fluctuations from period to period depending upon, among other factors, the frequency and severity of losses from weather related and other catastrophic events, the effect of competition, and regulation on the pricing of products, changes in interest rates, general economic conditions, tax laws and the regulatory environment. As a condition of its license to do business in various states, the Company is required to participate in a variety of mandatory residual market mechanisms (including mandatory pools) which provide certain insurance (most notably automobile insurance) to consumers who are otherwise unable to obtain such coverages from private insurers.
 Residual market premium rates for automobile insurance have generally been inadequate. The amount of future losses or assessments from residual market mechanisms can not be predicted with certainty and could have a material adverse effect on the Company's results of operations.

For the years ended December 31, 1993, 1994, and 1995, 38.8%, 38.5% and 39.1%, respectively, of the Company's direct written premiums were derived from policies written in New York and 19.0%, 19.6%, and 20.8%, respectively, were derived from policies written in New Jersey. For these periods, no other state accounted for more than 10.0% of the company's direct written premiums. As a result of the concentration of the Company's business in the states of New York and New Jersey and more generally in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States.

The Special Farm Package is a flexible, multi-line package of insurance coverage which the Company regards as its "flagship" product. For the year ended December 31, 1995, twenty five percent of the Company's total direct premiums written were derived from the Special Farm Package product. The Company concentrates on the Special Farm Package and its other established major product lines and, increasingly, on its businessowners and homeowners products. It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products. The Company underwrites its commercial and personal lines risks by evaluating historical loss experience, current prevailing market conditions, and product profitability with consistently applied standards. The adequacy of premium rates is affected mainly by the severity and frequency of claims and changes in the competitive, legal and regulatory environment in which the Company operates.

Since 1987, the Company has implemented a standard environmental and pollution exclusion in some of its commercial liability and property policies, including its Special Farm Package product. However, the Special Farm Package contains a limited coverage endorsement for above-ground environmental and pollution liabilities. The industry standard personal and commercial automobile and homeowners policies do not contain an exclusion from environmental and pollution risks. The Company also writes a small number of claims made pollution liability policies. The Company has had no material claims and is not aware of any material threatened claims, arising from environmental and pollution related liabilities with respect to policies written either prior to or since 1987.

Results of Operations

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

	Premiums. Premium revenue increased $15.5 million, or 15.2%, during the year ended December 31, 1995 to $116.9 million from $101.5 million in 1994. The increase in premium revenue in 1995 resulted from an increase of $14.3 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.3 million in earned premiums retained by the Company and not ceded to reinsurers, which were partially offset by a decrease of $1.1 million in earned premiums assumed. The $14.3 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $10.8 million, or 11.1%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and the Special Home Package) and to an increase of $1.8 million in earned premiums on assigned risk business. The number of policies in force related to the Company's primary products increased by 8.4% to approximately
105,000 in 1995 from approximately 97,000 in 1994 and the average premium earned for each such policy increased by 2.5% in 1995. The $2.3 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which both the amount of earned premiums ceded by the Company and the ceding commissions received by the Company were reduced.
 The $1.1 million decrease in earned premiums assumed was attributable to a reduction in premiums assumed from mandatory pools as a result of the depopulation of such pools.

	Net Investment Income. Net investment income increased $1.1 million, or 8.6%, to $14.3 million for the year ended December
31, 1995 from $13.2 million in 1994. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately
$17.2 million, or 9.6%. The return realized on the Company's cash and invested assets was 7.6% in 1995 and 1994.

	Net Realized Investment Gains. Net realized investment gains were $0.9 million for the year ended December 31, 1995 compared to $1.3 million in 1994.

	Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased $0.5 million, or 0.6%, to $83.2 million for the year ended December 31, 1995 from $82.7 million in 1994. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business and was significantly offset by a reduction in the loss and LAE ratio. Loss and loss adjustment expenses were 71.1% of premium revenue in 1995 compared to 81.5% of premium revenue in 1994. The decrease in the loss and LAE ratio in 1995 was primarily attributable to improved loss ratios on the Company's personal and commercial automobile lines and to a decline in the frequency and severity of weather related property losses in 1995 as compared with 1994. Losses and loss adjustment expenses believed to be storm and weather related aggregated $5.2 million in 1995 compared to $7.9 million in 1994. To a much lesser extent, a decrease in the loss and LAE ratio on assumed reinsurance also contributed to the decrease in the Company's overall loss and LAE ratio during 1995.

	Underwriting Expenses. Underwriting expenses increased $6.1 million, or 21%, to $34.9 million for the year ended December
31, 1995 from $28.8 million in 1994.  For the year ended
December 31, 1995, underwriting expenses were 29.8% of premium revenue compared to 28.4% in 1994. A reduction in 1994 of $2.2 million in amounts accrued for the Company's share of the deficit of the New Jersey Market Transition Facility had a favorable impact on the Company's underwriting expense ratio in that year. Without taking into account the effect of this reduction, underwriting expenses in 1994 would have been 30.5% of premium revenue.

	Federal Income Tax Expense. Federal income tax expense increased $3.5 million to $5.0 million in 1995 from $1.4 million in 1994. Federal income tax expense was 34.2% of income before federal income tax expense in 1995 compared to 29.1% in 1994. The increase in the Company's effective federal income tax rate was primarily attributable to the increase in income before federal income tax expense, certain expenses related to the Reorganization and reductions in tax exempt interest income in 1995.

	Net Income. Net income increased $6.1 million to $9.6 million in 1995 from $3.5 million in 1994 primarily as a result of the foregoing factors.

	Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

	Premiums. Premium revenue increased $4.8 million, or 5.0%, during the year ended December 31, 1994 to $101.5 million from $96.7 million in 1993. The increase in premium revenue in 1994 resulted from an increase of $8.5 million in earned premiums on additional business directly written by the Company, which was offset by a decrease of $2.0 million in earned premiums assumed from mandatory pools as a result of the depopulation of such pools and by an increase of $1.7 million in earned premiums ceded to reinsurers (related to the increase in direct written premiums). The $8.5 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $8.4 million, or 9.4%, in earned premiums from the sale of the Company's primary products. The number of policies in force related to the Company's primary products increased by 8.5% to approximately 97,000 in 1994 and the average premium earned for each such policy increased by 1.0% in 1994.

	Net Investment Income. Net investment income decreased $0.6 million, or 4.8%, to $13.2 million for the year ended December
31, 1994 from $13.8 million in 1993. The decrease in net investment income was primarily the result of losses of $0.5 million (primarily related to certain limited partnership investments) recognized by the Company during 1994. The return realized on cash and invested assets (at amortized cost) declined to 7.5% in 1994 from 8.4% in 1993, the effect of which was offset in part by an increase in cash and invested assets of $10.6 million or 6.3%.

	Net Realized Investment Gains. Net realized investment gains (losses) were $1.3 million for the year ended December 31, 1994 compared to ($0.2 million) in 1993. The net realized investment losses in 1993 were primarily the result of an approximately
$1.9 million realized loss recognized by the Company in 1993 on a non-investment grade fixed maturity security which was deemed to be permanently impaired, offset in part by realized investment gains on the sale of other investments.

	Losses and Loss Adjustment Expenses. Losses and loss adjustment expenses increased $9.5 million, or 12.9%, to $82.7 million for the year ended December 31, 1994 from $73.2 million in 1993, primarily as a result of the overall growth in the Company's business and an increase in the loss and LAE ratio. The loss and LAE ratio increased to 81.5% in 1994 from 75.7% in 1993. The increase in the loss and LAE ratio was primarily attributable to an increase in property losses as a result of wind and ice storms in the Northeast during 1994. Losses and loss adjustment expenses believed to be storm and weather related aggregated $7.9 million in 1994 compared to $4.6 million in 1993.

	Underwriting Expenses. Underwriting expenses increased $2.0 million, or 7.3%, to $28.8 million for the year ended December
31, 1994 from $26.8 million in 1993.  For the year ended
December 31, 1994, underwriting expenses were 28.4% of premium revenue compared to 27.7% in 1993. The increase in the Company's underwriting expense ratio in 1994 was primarily attributable to a change in the Company's casualty reinsurance agreement with United and, to a lesser extent, increases in certain overhead expenses related to the overall increase in the Company's business, which was offset in part by the $2.2 million reduction in 1994 in amounts accrued for the Company's share of the deficit of the New Jersey Market Transition Facility.

	Federal Income Tax Expense. Federal income tax expense decreased $1.7 million to $1.4 million in 1994 from $3.1 million in 1993 due primarily to the decline in income before federal income tax expense. Federal income tax expense as a percentage of income before federal income tax expense was relatively unchanged in 1994 from 1993 at approximately 29%.

	Net Income. Net income decreased $ 4.1 million to $3.5 million in 1994 from $7.6 million in 1993 primarily as a result of the foregoing factors.

Liquidity and Capital Resources

	Historically, the principal sources of the Company's cash flow have been premiums, investment income, maturing investments and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of losses and loss settlement expenses. The short- and long-term liquidity requirements of the Company vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

	During 1995, the Company reduced its holdings of non-investment grade fixed maturities to improve the overall quality of its investment portfolio and in response to recommendations by A.M.
Best.  The aggregate carrying value of fixed maturity securities rated as non-investment grade by the NAIC was reduced from $17.3 million, or 10.8% of its fixed maturity portfolio, at December
31, 1994 to $10.8 million, or 5.6% of it fixed maturity
portfolio, at December 31, 1995.   High yield corporate bonds
constituted most of the non-investment grade securities held by the Company as of December 31, 1995. As a result of the reduction in holdings of certain non-investment grade securities, the Company anticipates that future investment yields may be lower than they otherwise would be. Less than 1.0% of the Company's investment portfolio consists of investments in mortgage-backed securities. The mortgage-backed securities held by the Company as of December 31, 1995 were primarily U.S. Government and U.S. Government Agency backed securities. The Company currently has no investments in such derivative financial instruments as futures, forward, swap, or option contracts, or other financial instruments with similar characteristic. The market value of the Company's fixed maturity investments is subject to fluctuations directly attributable to prevailing rates of interest as well as other factors. As of December 31, 1995, the aggregate market value of the Company's fixed maturity investments exceeded the aggregate amortized cost of such investments by $10.2 million. As of December 31, 1994, the aggregate amortized cost of the Company's fixed maturities exceeded the aggregate market value of such investments by $8.1 million.

	The Company has in place an unsecured bank line of credit with Key Bank of New York under which it may borrow up to $2.0 million. At December 31, 1995, no amounts were outstanding on this line of credit, which has an annual interest rate equal to the bank's prime rate. In addition, at December 31, 1995, the Company had $2.7 million principal amount of Surplus Notes outstanding. The Surplus Notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the Surplus Notes (and any other funds borrowed by the Company) are repayable only with the approval of the Insurance Department of the State of New York. Pursuant to the Plan, the holders of the Surplus Notes will generally have the option to exchange the Surplus Notes for cash or shares of Common Stock in Farm Family Holdings, Inc., or they may elect to continue to hold such Surplus Notes.

	Net cash provided by operating activities was $16.4 million, $8.6 million, and $5.6 million during the years ended December
31, 1995, 1994, and 1993, respectively. The increase in net cash provided by operating activities in 1995 was primarily attributable to the increase in net income and a decrease in payments for losses and loss settlement expenses during 1995 compared to 1994. The increase in net cash provided by operating activities in 1994 was primarily attributable to a reduction in reinsurance receivables during 1994 compared to 1993.

	Net cash used in investing activities was $18.5 million, $7.7 million, and $7.2 million during the years ended December 31, 1995, 1994 and 1993, respectively. The increase in net cash used in investing activities in 1995 resulted from the net increase in cash available from the Company's operations during 1995 and a corresponding increase in investments in short-term investments and fixed maturities.

	The Company purchases reinsurance in part to mitigate the effect of large or unusual losses and loss expense activity. As a condition of writing business in certain states, the Company participates in a number of mandatory pools and the Company may incur losses to the extent such pools experience deficits in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to Item 8 is submitted as a separate section of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with our independent auditors on accounting and financial disclosure.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                MANAGEMENT
DIRECTORS

The following persons were elected as Directors on March 7, 1996:

                                                	Served as  	Other Position
                                                 Director      Held with
            Name               Age Term Expires    Since       Registrant

      William M. Stamp, Jr.     56	March 6, 1997   1975       	President
(1)(3)John W. Lincoln       	   57	March 6, 1997   1984 	First Vice President
   (2)Robert L. Baker       	   46	March 6, 1997 	 1988         	None
(2)(3)Randolph C. Blackmer, Jr. 54	March 6, 1997 	 1984         	None
   (1)Fred G. Butler, Sr. 	     67 March 6, 1997 	 1981         	None
   (1)Joseph E. Calhoun 	       61	March 6, 1997 	 1990 	        None
     	James V. Crane          	 34	March 6, 1997 	 1994         	None
   (1)Stephen J. George 	       56	March 6, 1997 	 1989         	None
   (1)Gordon H. Gowen         	 69	March 6, 1997 	 1991 	        None
   (2)Jon R. Greenwood    	     42	March 6, 1997 	 1995        	 None
(1)(3)Clark W. Hinsdale III   	 40	March 6, 1997 	 1993 	        None
     	Richard A. Jerome       	 47	March 6, 1997 	 1995 	        None
   (1)Arthur D. Keown, Jr. 	    50	March 6, 1997 	 1993 	        None
   (1)Daniel R. LaPointe 	      58	March 6, 1997 	 1987         	None
   (2)Wayne A. Mann           	 62	March 6, 1997 	 1994         	None
     	Frank W. Matheson       	 70	March 6, 1997 	 1996         	None
   (1)Norma R. O'Leary        	 62	March 6, 1997 	 1983         	None
     	John I. Rigolizzo       	 42	March 6, 1997 	 1995        	 None
     	Harvey T. Smith         	 50	March 6, 1997 	 1994 	        None
   (2)Charles A. Wilfong     	  38	March 6, 1997 	 1991 	        None
     	Tyler P. Young          	 35	March 6, 1997 	 1995 	        None

(1) Members of Executive Committee and Investment Committee
(2) Members of the Audit Committee
(3) Members of the Compensation Committee

All of the Registrant's Directors have been engaged in farming operations for over 5 years. There is no family relationship among any of the Directors.

EXECUTIVE OFFICERS

                                      Position               Served in
                                   Presently Held          This Position
        Name         	 Age       	 with Registrant             Since

William M. Stamp, Jr.	  56  	President                        	 1987
John  W. Lincoln 	      58  	First Vice President 	             1996
Philip P. Weber 	       47  	Executive Vice President &
                             Chief Executive Officer          	 1991
James J. Bettini 	      41  	Senior Vice President
                             - Operations                     	 1991
William T. Conine     	 47  	Senior Vice President
                             - Information Services 	           1986
Stuart C. Henderson   	 40  	Senior Vice President
                             - Casualty Operations 	            1996
David L. Neville      	 58  	Senior Vice President
                             - Human Resources                  1992
Raymond A. Osterhout  	 51  	Senior Vice President
                             - Investments 	                    1991
Charles E. Simon 	      51  	Senior Vice President
                             - Chief Financial Officer        	 1980
Victoria M. Stanton 	   36 	 Senior Vice President
                             General Counsel and Secretary    	 1993
Timothy A. Walsh 	      34  	Senior Vice President
                             - Finance                       	  1996
Dale E. Wyman 	         53  	Senior Vice President
                             - Marketing	                       1991

Both Mr. Stamp and Mr. Lincoln are members of the Executive
Committee and the Investment Committee of the Board of Directors.

There are no family relationships among any of such officers nor are there any arrangements or understandings between any person pursuant to which he/she was elected as an officer. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of one year beginning in March of each year.

All the Executive Officers of the Registrant have been employed by the Registrant in various capacities for at least five years, except for the following:

Mr. Stamp, President, and Mr. Lincoln, First Vice President, serve as directors and have been involved in farming operations for over five years.

Ms. Stanton has served as Senior Vice President, General Counsel and Secretary of the Company since March 1993, was Senior Vice President and General Counsel of the Company from July 1992 to March 1993 and Corporate Counsel of the Company from April 1991 to July 1992. Ms. Stanton was previously an attorney with McNamee, Lochner, Titus & Williams, P.C., Albany, New York, from 1989 to 1991, and with Rogers & Wells, New York, New York, from 1987 to 1989.

Mr. Walsh has been the Senior Vice President - Finance of the Company since March 1996 and was previously Director of Corporate Development for the Company from August 1995. Previously, Mr. Walsh was Vice President, Finance & Chief Financial Officer with MPW Industrial Services, Inc., Columbus, OH, from April 1994 to August 1995, Corporate Controller of NSC Corporation, Methuen,
MA from July 1992 to April 1994 and Senior Manager at KPMG Peat Marwick from July 1983 to July 1992.
ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation

	The following table sets forth information regarding the compensation of the Chief Executive Officer and the four other most highly compensated executive officers of the Company for the years ended 1995, 1994 and 1993. The figures below represent the aggregate compensation paid to such executive officers by the Company, the Life Company and United. Under expense sharing arrangements among the Company, the Life Company and United, 46%, 49% and 56% for 1995, 1994 and 1993,
respectively, of such aggregate compensation expense was charged to the Company, 46%, 45% and 42% for 1995, 1994 and 1993,
respectively, was charged to the Life Company and 8%, 6% and 2% for 1995, 1994 and 1993, respectively, was charged to United. [See "Related Party Transactions"]

                       Summary Compensation Table
                             	 	 	 	Annual Compensation

    Name and Principal                          Other Annual   All Other
         Position 	      Year   Salary 	 Bonus  Compensation 	Compensation

Philip P. Weber
Executive Vice President 1995 $240,000      $0     $  ----(1)      $1,499(2)
& Chief Executive        1994  210,000       0        ----(1)       1,547(2)
Officer 	             	  1993  187,000 	 	   0	 	     ----(1) 	 	   1,518(2)

Charles E. Simon Senior  1995  152,550       0      17,384(3)       4,599(4)
Vice President - Chief   1994  146,750       0      14,358(3)       4,247(4)
Financial Officer        1993 	140,950 	 	   0      15,178(3)       4,110(4)

Victoria M. Stanton
Senior Vice President,   1995  118,000  11,150      13,643(5)       4,377(6)
General Counsel and      1994  108,000     200      11,083(5)       3,513(6)
Secretary 	 	            1993   97,716     150      10,326(5) 	 	   3,210(6)

James J. Bettini Senior  1995  114,500  10,000      14,898(5)       4,271(7)
Vice President -         1994  104,500       0      12,525(5)       3,438(7)
Operations               1993   97,500 	 	   0 	 	  11,844(5) 	 	   3,206(7)

Dale E. Wyman Senior     1995  112,000       0      11,650(5)       1,309(8)
Vice President -         1994  107,000       0      10,430(5)       1,353(8)
Marketing 	 	            1993  102,400 	 	   0 	 	  10,394(5) 	 	   1,286(8)

(1)	Does not include certain compensation in the form of
    perquisites and other personal benefits provided to Mr. Weber for his services to the Company during 1995, 1994 and 1993, the aggregate value of which did not exceed 10% of total annual salary and bonus.
(2)	Represents contributions by the Company to Mr. Weber's
    account of $240 in 1995, 1994 and 1993, respectively, under the Company Employee "Savings Plus" Plan (the "Savings Plus Plan"), and group term life insurance premiums of $1,209, $1,307 and $1,278 in 1995, 1994 and 1993, respectively, paid by the Company for the benefit of Mr. Weber, of which $696 for 1995, 1994 and 1993, respectively, was taxable income.
(3)	Includes car allowances of $8,640, $7,200 and $7,200 for
    1995, 1994 and 1993, respectively, and gasoline credit card payments of $4,434, $3,585 and $3,432 in 1995, 1994 and 1993,
    respectively,  paid by the Company.
(4)	Represents contributions by the Company to Mr. Simon's
    account of $3,390, $2,940 and $2,832 in 1995, 1994 and 1993, respectively, under the Savings Plus Plan, and group term life insurance premiums of $1,209, $1,307 and $1,278 in 1995, 1994 and 1993, respectively, paid by the Company for the benefit of Mr. Simon, of which $1,152, $696 and $696 for 1995, 1994 and
    1993, respectively, was taxable income.
(5)	Includes car allowances of $8,640, $7,200 and $7,200 for
    1995, 1994 and 1993, respectively,  paid by the Company.
(6)	Represents contributions by the Company to Ms. Stanton's
    account of $3,244, $2,390  and $2,190 for 1995, 1994 and 1993,
    respectively, under the Savings Plus Plan, and group term life insurance premiums of $1,133, $1,124 and $1,020 for 1995, 1994 and 1993, respectively, paid by the Company for the benefit of Ms. Stanton, of which $245, $179 and $157 for 1995, 1994 and 1993, respectively, was taxable income.
(7)	Represents contributions by the Company to Mr. Bettini's
    account of $3,175, $2,352 and $2,212 for 1995, 1994 and 1993,
    respectively, under the Savings Plus Plan, and group term life insurance premiums of $1,096, $1,086 and $994 for 1995, 1994 and 1993, respectively, paid by the Company for the benefit of Mr. Bettini, of which $365 , $324 and $191 for 1995, 1994 and 1993, respectively, was taxable income.
(8)	Represents contributions by the Company to Mr. Wyman's
    account of $240 for 1995, 1994 and 1993, respectively, under the Savings Plus Plan, and group term life insurance premiums of $1,069, $1,113 and $1,046 for 1995, 1994 and 1993, respectively, paid by the Company for the benefit of Mr. Wyman, of which $1,002, $945 and $892 for 1995, 1994 and 1993, respectively, was taxable income.

Severance Plan

	Each of the officers of the Company and the Life Company is eligible for severance benefits under the companies' joint
Officer Severance Pay Plan (the "Severance Plan") when such officer's employment is terminated under defined qualifying conditions, which include, but are not limited to, certain sales of assets or mergers or other corporate reorganizations involving the companies. Under the Severance Plan, the companies will pay to a qualifying officer severance benefits generally equal to the greater of (i) one week's salary for each year of service with the companies or (ii) 24 months salary in the case of the Chief Executive Officer, 12 months salary in the case of a Senior Vice President and 6 months salary in the case of any other officer.

b.	Pension Benefits

	Substantially all salaried employees of the Company, including executive officers, are eligible to receive pension benefits under the Company Employee Retirement Plan (the "Retirement
Plan"), which is a qualified defined benefit retirement plan under the Employee Retirement Income Security Act of 1974, as amended. Federal legislation limits the amount of pension benefits that can be paid and compensation that can be recognized under a tax-qualified retirement plan. The Company has adopted a non-qualified unfunded retirement plan, the Company Supplemental Employee Retirement Plan (the "SERP"), for the payment of those benefits at retirement that cannot be paid from the Retirement Plan. The practical effect of the SERP is to provide for the calculation of retirement benefits on a uniform basis for all employees. Benefit payments under the Retirement Plan and the SERP are allocated between the Company and the Life Company pursuant to an expense sharing agreement.
See "Related Party Transactions"

	The table below illustrates the approximate annual retirement benefits which would be payable at age 65 under the Retirement
Plan and, if applicable, under the SERP.

   Average Annual
    Compensation 	 	                     	 	 Years of Service
                         	 	15        	20        	25        	30       	35
      $100,000 	       	$ 30,000   $ 40,000 	 $ 50,000   $ 60,000  	$ 60,000
       150,000         	 	45,000    	60,000    	75,000    	90,000    	90,000
       200,000 	         	60,000    	80,000   	100,000   	120,000   	120,000
       250,000 	         	75,000   	100,000   	125,000   	150,000   	150,000
       300,000         	 	90,000   	120,000   	150,000   	180,000   	180,000
       350,000        	 	105,000   	140,000   	175,000   	210,000   	210,000
       400,000 	        	120,000 	  160,000   	200,000   	240,000   	240,000

For the purpose of calculating retirement benefits, a participant's average annual compensation ("Average Annual Compensation") shall be equal to a participant's compensation during the five calendar years (out of the last ten calendar years of employment) for which the participant's compensation was highest, divided by five. Compensation, as used to calculate retirement benefits, means the aggregate of the amounts listed in the Summary Compensation Table under the captions "Salary," "Bonus" and "Other Annual Compensation," and the portion of the amount listed under the caption "All Other Compensation" which corresponds to the part of the group term life insurance premium, if any, paid by the Company which is taxable as income to the participant in the Retirement Plan.
For the fiscal year ended December 31, 1995, the compensation covered by the Company Employee Retirement Plan for Mr. Weber, Ms. Stanton and Mr. Bettini was approximately $256,000, $143,000 and $140,000, respectively.

	The credited years of service as of December 31, 1995 for Mr. Weber, Mr. Simon, Ms. Stanton, Mr. Bettini and Mr. Wyman were
16.0, 23.4, 5.0, 17.0 and 12.9, respectively.

	The annual pension benefit under the Company Employee Retirement Pension Plan and, when applicable, the SERP, equals 2.0% of Average Annual Compensation, multiplied by years of service (not to exceed 30 years). Benefits under the Retirement Plan and the SERP are not subject to Social Security or other offset amounts.

c.	Compensation of Directors

All of the directors of the Company are also directors of the Life Company and United. The President (the same individual for each company) and the First Vice President of the Board (also the same individual for each company) receive an annual retainer of $10,000 and $4,500, respectively. All other directors receive an annual retainer of $3,000. Directors also receive a daily fee of $500 for meetings of the boards of directors of the companies, $250 per meeting of a board committee and $250 per day for attendance at other company functions. Directors are reimbursed for reasonable travel and other expenses of attending meetings of the boards of directors and board committees and other functions. Fees and expenses paid to directors are allocated among the companies pursuant to expense sharing agreements. See "Related Party Transactions"

d.	Compensation of the CEO and executive officers is determined annually by the Board of Directors. Prior to 1996, the Board of Directors did not have a compensation committee. In 1996, the Board of Directors appointed a compensation committee. The
Company does not have a formal plan to determine CEO or executive officer compensation which specifically relates corporate performance to executive compensation. From time to time, bonus payments have been made based upon meritorious performance of certain executive officers.

ITEM 12.	SECURITY OWNERSHIP OR CERTAIN BENEFICIAL OWNERS AND
      			MANAGEMENT

The Company is a mutual insurance corporation organized, maintained and operated for the benefit of its members as a non-stock corporation. There is, therefore, no security ownership by certain beneficial owners or management.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no relationships or series of transactions during 1995 with Officers or Directors that require disclosure.

PART IV


ITEM 14. 	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         	FORM 8-K

    	(a)	The following documents are filed as part of this Form 10-K

    	1.	The audited consolidated financial statements of the
        Registrant as listed in the Index to Financial Statements submitted as a separate section of this report.

    	2.	Financial statement schedules

      		The following consolidated financial statement schedules of
        the Registrant are included	as a separate section of this report:

       	Schedule VI -	Reinsurance for the years ended
                      December 31, 1993, 1994 and 1995

       	Schedule X - 	Supplemental information concerning
                      property/casualty insurance	operations for
                      the years ended December 31, 1993, 1994 and 1995

    	3.  	Exhibits

    	10.1	Membership List Purchase Agreement

        		Member List Purchase Agreements with identical terms and
          conditions have been entered into by and between the	Company
          and these Farm Bureau organizations:

          		1.	Connecticut Farm Bureau Association, Inc.
          		2.	Delaware Farm Bureau, Inc.
          		3.	Maine Farm Bureau Association
          		4.	Massachusetts Farm Bureau Federation
          		5.	New Hampshire Farm Bureau Federation
          		6.	New Jersey Farm Bureau
          		7.	Rhode Island Farm Bureau Federation, Inc.
          		8.	Vermont Farm Bureau, Inc.
          		9.	West Virginia Farm Bureau, Inc.

    	27.1	Financial Data Schedule

    	28.1	Annual Statement Schedule P

    	(b)	A report on Form 8-K was filed on November 1, 1995
         reporting a press release	issued on the Company's
         Plan of Reorganization and Conversion. No financial statements were filed with the Form 8-K.

                 ANNUAL REPORT ON FORM 10-K


                       ITEM 14 (a) 3

                      LIST OF EXHIBITS

    	Exhibit 10.1 -  Material Contracts - Membership List Purchase
                     Agreement  Between the Company and New York
                     Farm Bureau, Inc.

    	Exhibit 27.1 -  Financial Data Schedule

    	Exhibit 28.1 -	Information from Reports Furnished to State
                    Insurance		Regulatory Authorities (1995 Annual
                    Statement Schedule P)	- Submitted on Form SE

                     Exhibit 10.1 - Material Contracts
                     MEMBERSHIP LIST PURCHASE AGREEMENT

The New York Farm Bureau, Inc., a corporation organized and existing pursuant to the laws of the State of New York, having its office and principal place of business at Route 9W, Box 992, Glenmont, New York 12077-0992 (hereinafter referred to as the "Farm Bureau") and Farm Family Mutual Insurance Company, a New York domestic insurance company organized and existing pursuant to the laws of the State of New York and having its principal offices and place of business at 344 Route 9W, Glenmont, New York 12077 (mailing: P.O. Box 656, Albany, N.Y. 12201-0656)
(hereinafter referred to as the "Insurer") and Rural Agency and Brokerage, Inc.; Rural Agency and Brokerage of New Hampshire, Inc.; Rural Insurance Agency and Brokerage of Massachusetts, Inc.; and R.A.A.B. of W. Va., Inc. (hereinafter collectively referred to as the "Subsidiaries") agree as follows:

 1. The term of this Agreement shall be for six (6) years commencing on January 1, 1996. This Agreement shall be automatically renewed for successive one-year terms unless either party gives the other written notice of its intention not to renew this Agreement at least sixty (60) days prior to December 31, 2001 and each anniversary thereafter.

 2. On or before January 1, 1996, and annually thereafter for the term of this Agreement, including any renewed term, the Farm
Bureau will provide the Insurer with mailing lists    consisting
of the name, address and membership number of all of the Farm Bureau's members who are in good standing. The list shall be in a form prescribed by the Insurer and shall be compatible with the Insurer's electronic data processing requirements. During the term of this Agreement and any renewals, the Farm Bureau will provide the Insurer with all additions, deletions and changes to the membership list including change of Farm Bureau membership status in a form prescribed by the Insurer to be compatible with the Insurer's electronic processing requirements.

 3. The Insurer, in conjunction with Farm Family Life Insurance Company, shall maintain the membership list for the mutual benefit of the parties to this Agreement. At the request of the Farm Bureau, the Insurer shall produce labels, lists, billings and other output from the membership list for the Farm Bureau at cost.

 4. The Insurer agrees that the names and addresses that are provided by the Farm Bureau will at all times remain the property of the Farm Bureau. The Insurer and its agents will use the names and addresses only for the purposes of marketing the Insurer's insurance products to the Farm Bureau's members. The Insurer further agrees that the mailing lists which are the subject of this Agreement are the valuable properties of the Farm Bureau and will not be divulged, disclosed or otherwise disseminated to any other person or persons without the express written consent of the Farm Bureau. The Insurer agrees that it acquires no proprietary interest in the mailing list as a result of this Agreement.

 5. The Farm Bureau agrees that it will not release its membership list to any third party, except Farm Family Life Insurance Company, without the prior written consent of the Insurer. The Farm Bureau agrees not to promote or endorse the sale of the products of any other insurer, except Farm Family Life Insurance Company, without the prior written consent of the Insurer.

 6. (A) The Farm Bureau and the Insurer hereby acknowledge that the American Farm Bureau Federation ("AFBF") is the owner of the marks "FARM BUREAU" and "FB" (hereinafter referred to as the "Marks") and the United States Service Marks Registration Nos. 594,500 and 1,022,111, and others with respect thereto; that AFBF has licensed the Farm Bureau to use the Marks; and, that AFBF has authorized the Farm Bureau to sublicense the Marks according to the terms and conditions of this Agreement, subject to approval and revocation of approval by the AFBF Board of Directors.

(B) The Farm Bureau grants to Insurer, and Insurer accepts, an exclusive, nontransferable right to use the Marks and the Farm Bureau's other names and logos (excluding those names and logos owned by AFBF other than the Marks) only in connection with the promotion and sale of insurance products within the State of New York upon the terms and conditions, and, for the term of this Agreement.

(C) Insurer agrees that the nature and quality of all insurance products offered or sold by Insurer shall meet or exceed the standards required by applicable state laws and regulations and shall be appropriate for the needs of Farm Bureau members. Insurer shall permit the Farm Bureau or its representatives to inspect all insurance products upon request and all promotional materials used in connection therewith. Farm Bureau, either acting alone or at the direction of AFBF, shall have the right to revoke the Insurer's right to use the Marks and Farm Bureau's other names and logos in the event that, in the judgment of Farm Bureau and/or AFBF, the level of the nature and quality of the insurance products offered or sold by Insurer is not appropriate for the needs of Farm Bureau members.

(D)	  Insurer agrees to use, display and reproduce the Marks
only in the form and manner as are prescribed from time to time by the Farm Bureau and the AFBF. The notice r shall always appear in conjunction with the Marks. The words "Farm Bureau" shall always appear in all capitals or in initial capitals and followed by the notice r. Insurer shall not use the Marks in its company, corporate or trade names.

(E)	  Notwithstanding paragraph 1 of this Agreement, Insurer
shall immediately discontinue use of the Marks in the event the Farm Bureau terminates its membership in the AFBF, or, in the event that AFBF otherwise revokes the license granted to the Farm Bureau to use the Marks. The service mark license granted to Insurer in paragraph 6 of this Agreement, may be revoked by the Farm Bureau alone or by the Farm Bureau at the direction of AFBF, if Insurer violates any terms of this paragraph 6 and fails to cure such violation after 30 days written notice thereof to the Insurer.

(F) Nothing in this Agreement shall be deemed to constitute an assignment of the Marks or to give Insurer any right, title or interest in and to the Marks other than the right to use in
accordance with this Agreement.   Insurer shall  not register or
apply to register the Marks or any confusingly similar marks in the Patent and Trademark office or in any other jurisdiction or institution in the United States or elsewhere in the world. Insurer shall not represent in any manner that it owns the Marks, nor shall Insurer attack the title of AFBF to the Marks, or attack the validity or enforceability of the Marks.

(G) Insurer shall notify AFBF and the Farm Bureau promptly of any unauthorized use of the Marks by others which comes to its attention, or to the attention of its officers, directors, employees or agents. AFBF shall have the sole right, but no obligation, to bring or defend infringement, unfair competition or other proceedings involving the Marks. When requested by AFBF, Insurer shall cooperate with AFBF in efforts to stop an infringement or other violation of the Marks or to defend the Marks against attack.

(H)	  The rights granted to Insurer under this paragraph 6 of
this Agreement are extended so as to permit Insurer also to use the Marks through the Subsidiaries. The Subsidiaries agree to assume and fulfill the same obligations to Farm Bureau and AFBF as those agreed to by Insurer under the terms and conditions of this paragraph 6 of this Agreement, and to otherwise comply with all of the terms and conditions of this paragraph 6 of this Agreement. The Subsidiaries may not assign their rights or obligations under this paragraph 6 of this Agreement without the prior written consent of the Farm Bureau and the AFBF.

 7. The Insurer may grant any right it has received under the terms of this Agreement except any rights arising (a) under or relating to the Marks or (b) under or relating to paragraph 6 of this Agreement, to any of its agents, subsidiaries or affiliates, without the consent of the Farm Bureau.

 8. The Insurer agrees to pay the Farm Bureau on or about March 1, 1996, and annually thereafter during the term of this Agreement, including any renewed term, an amount equal to the sum of seven dollars and fifty cents ($7.50) for each member of the Farm Bureau as reported on the Annual Membership Census reported by the American Farm Bureau Federation at its Annual Meeting for each respective year.

 9. This Agreement contains the entire Agreement of the parties and can be modified or changed only in writing which is signed by the parties. In the event of any dispute hereunder except a dispute arising (a) under or relating to the Marks or (b) under or relating to paragraph 6 of this Agreement, the parties agree that such dispute will be settled by binding arbitration pursuant to the rules of the American Arbitration Association.

10. Whenever notice is required under the terms of this Agreement, it shall be given in writing and sent by registered or certified mail, or by personal delivery to the address of the parties hereinabove set forth, or at such other address as shall be designated in accordance with this paragraph. Receipt shall be deemed to have been made upon mailing or personal delivery, whichever first occurs.

11. This Agreement contains the entire Agreement and understanding between the parties with respect to the subject matter hereof. This Agreement shall be construed and interpreted in accordance with the laws of the State of New York.

12. The rights and obligations of the Insurer under this Agreement may be assigned to a successor in interest upon written notice to the Farm Bureau - provided however, that any rights arising (a) under or relating to the Marks or (b) under or relating to paragraph 6 of this Agreement, may not be assigned hereunder without the prior written consent of the AFBF.

Dated: ____________________


                        NEW YORK FARM BUREAU, INC.

                       By:______________________________________
                                  President


                       FARM FAMILY MUTUAL INSURANCE COMPANY

                       By:______________________________________
                                 Philip P. Weber
                            Executive Vice President
                           and Chief Executive Officer

THE UNDERSIGNED HEREBY ACKNOWLEDGE AND AGREE TO THE TERMS AND
CONDITIONS OF PARAGRAPH 6 OF THIS AGREEMENT.

RURAL AGENCY AND BROKERAGE, INC.
RURAL AGENCY AND BROKERAGE OF

NEW HAMPSHIRE, INC.

By:___________________________________
By:__________________________

RURAL INSURANCE AGENCY AND
 		R.A.A.B. OF W. VA., INC.
BROKERAGE OF MASSACHUSETTS, INC.

By:___________________________________
By:___________________________

INDEX TO FINANCIAL STATEMENTS

FARM FAMILY MUTUAL INSURANCE COMPANY AND SUBSIDIARY

Report of Independent Auditors
Consolidated Balance Sheets at December 31, 1994 and 1995
Consolidated Statements of Income for the Years Ended
   December 31, 1993, 1994 and 1995
Consolidated Statements of Policyholders' Equity for the
   Years Ended December 31, 1993, 1994 and 1995
Statements of Consolidated Cash Flows for the Years Ended
   December 31, 1993, 1994 and 1995
Notes to Consolidated Financial Statements

Coopers
&Lybrand

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
Farm Family Mutual Insurance Company

We have audited the accompanying consolidated balance sheets of Farm Family Mutual Insurance Company and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, policyholders' equity and cash flows and the financial statement schedules for the three years in the period ended December 31, 1995. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Farm Family Mutual Insurance Company and Subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in the accompanying notes to the consolidated financial statements, the Company changed its method of accounting for investments (Note 1) at December 31, 1993 and for postretirement benefits (Note 8) at January 1, 1995.

As described in Note 2, the Company has adopted a plan of demutualization. Subject to certain approvals under the plan, the Company will convert to a stock property and casualty insurance company on the effective date of the plan.

                                         /S/Coopers & Lybrand L.L.P.
Albany, New York
February 13, 1996

FARM FAMILY MUTUAL INSURANCE COMPANY THE COMPANY MUTUAL INSURANCE COMPANY Consolidated Balance Sheets
($ in thousands)

ASSETS

    December 31 	 	                          	 	 	 1994     	  	 1995

Investments
 	Fixed Maturities
	 	Available for sale, at fair value
 	 	(Amortized cost: $156,591 in 1994
     and $171,694 in 1995 ) 	                 $ 	148,889    	$ 	181,189
		Held to maturity, at amortized cost
 	 	(Fair value: $10,948 in 1994
     and $13,100 in 1995)                        	11,329      	 	12,386
 	Equity securities
 	 Available for sale, at fair value
    (Cost: $334 in 1994 and 1995)             	 	 	3,944 	       	4,746
 	Mortgage loans 	                            	 	 	1,890       	 	1,822
 	Other invested assets 	 	                     	 	1,572 	       	1,246
 	Short-term investments 	                    	 	 	3,013 	       	6,532
 	 	 	Total investments                       	 	170,637     	 	207,921

  Cash 	 	 	                                    	 	4,507       	 	2,410
  Insurance receivables:
   	Reinsurance receivables 	                	 	 	15,027      	 	13,773
   	Premiums receivable 	                    	 	 	18,749 	      	21,791
  Deferred acquisition costs 	 	              	 	 	8,671      	 	10,527
  Accrued investment income 	 	               	 	 	4,047       	 	4,260
  Federal income taxes recoverable 	 	          	 	 	899 	         	448
  Deferred income tax asset, net 	 	 	          	 	6,601 	      	   -
  Prepaid reinsurance premiums 	 	            	 	 	1,806 	       	1,864
  Receivable from affiliates, net 	 	 	        	 	10,567 	      	13,860
  Other assets 	                            	 	 	 	1,596 	       	1,434
 	 	 	Total Assets                           	$ 	243,107    	$ 	278,288

LIABILITIES AND POLICYHOLDERS' EQUITY

    December 31 	 	                          	 	 	 1994       	  	1995

Liabilities:
 	Reserves for losses and
   loss adjustment expenses                      127,954     	 	137,978
 	Unearned premium reserve 	 	 	                 	48,843  	     	52,799
 	Reinsurance premiums payable 	 	              	 	4,029       	 	2,635
 	Accrued expenses and other liabilities 	    	 	 	6,555       	 	7,788
 	Debt 	 	                                      	 	2,749  	      	2,707
 	Deferred income tax liability, net 	         	 	 	 -           	 	217
 	 	 	Total liabilities                       	 	190,130     	 	204,124

Commitments and contingencies

Policyholders' equity:
 	Retained earnings 	 	                        	 	55,678 	      	65,284
 	Net unrealized investment gains (losses) 	 	 	 	(2,701)        	8,998
 	Minimum pension liability adjustment 	       	 	 	 -          	 	(118)
 	 	 	Total policyholder's equity 	              	52,977      	 	74,164

 	 	 	Total Liabilities and
        Policyholders' Equity                	$ 	243,107     	$	278,288

See accompanying notes to Consolidated Financial Statements.

FARM FAMILY MUTUAL INSURANCE COMPANY
Consolidated Statements of Income
($ in thousands)

Year Ended December 31          	 	 	 	 	 	1993      	 	1994      	 	1995

Revenues:
 	Premiums 	                      	 	 	$ 	96,672  	$ 	101,466  	$ 	116,936
 	Net investment income 	          	 	 	 	13,861    	 	13,190 	    	14,326
 	Realized investment gains
   (losses), net 	 	                   	 	 	(174) 	    	1,340 	       	912
 	Other income 	 	 	                      	 	676       	 	696 	       	840
 	 	Total revenues 	                	 	 	111,035   	 	116,692 	   	133,014

Losses and Expenses:
 	Losses and loss adjustment expenses  	 	73,213 	    	82,680    	 	83,184
 	Underwriting expenses 	          	 	 	 	26,811    	 	28,768 	    	34,902
 	Interest expense 	 	                  	 	 	223 	       	220       	 	216
 	Dividends to policyholders 	        	 	 	 	122 	        	51       	 	122
 	 	Total losses and expenses 	     	 	 	100,369   	 	111,719     	118,424

Income before federal income tax expense 	10,666       	4,973 	    	14,590
Federal income tax expense 	      	 	 	 	 	3,082 	     	1,447 	     	4,984
 	 	Net income 	                     	 	$ 	7,584    	$ 	3,526    	$ 	9,606

See accompanying notes to Consolidated Financial Statements.

FARM FAMILY MUTUAL INSURANCE COMPANY
Consolidated Statements of Policyholders' Equity
($ in thousands)


Year Ended December 31 				              	 1993 	     	 1994 	     	 1995

Retained earnings
 	Balance, beginning of year 	      	 	$ 	44,568   	$ 	52,152   	$ 	55,678
 	Net income 	                        	 	 	7,584     	 	3,526 	     	9,606
 	Balance, end of year 	 	             	 	52,152 	    	55,678    	 	65,284

Net unrealized appreciation
 (depreciation) of investments
 	Balance, beginning of year 	        	 	 	1,883     	 	8,360    	 	(2,701)
 	Change in unrealized appreciation
   (depreciation), net 	 	 	               	(293)  	 	(11,061)   	 	11,699
 	Cumulative effect of accounting
   change for investments 	 	 	           	6,770      	 	 -        	 	 -
 	Balance, end of year 	              	 	 	8,360    	 	(2,701) 	    	8,998

Minimum pension liability adjustment
 	Balance, beginning of year 	 	         	 	 -        	 	 -        	 	 -
 	Minimum pension liability adjustment 	 	 	 -        	 	 -    	     	(118)
 	Balance, end of year 	 	               	 	 -    	     	 -        	 	(118)

Total Policyholders' Equity 	 	     	 	$ 	60,512   	$ 	52,977   	$ 	74,164

See accompanying notes to Consolidated Financial Statements.

FARM FAMILY MUTUAL INSURANCE COMPANY
Statements of Consolidated Cash Flows
($ in thousands)

Year ended December 31 	 	 	         	 	 	 1993      	 	 1994     	 	 1995

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income  	 	                    	 	 	$ 	7,584     	$ 	3,526    	$ 	9,606

Adjustments to reconcile net income
    to net cash provided by operating
    activities:
 	Realized investment (gains) losses 		 	 	 	174     	 	(1,340)        (912)
 	Amortization of bond discount 	 	       	 	 	4 	         	77 	        	62
 	Depreciation 	                      	 	 	 	322       	 	 -        	 	 -
 	Deferred income taxes 	          	 	 	 	(1,048)       	 	596       	 	581
 	Changes in:
 	 	Reinsurance receivables 	        	 	 	(3,968) 	     	1,910     	 	1,254
 	 	Premiums receivable 	            	 	 	(2,936)    	 	(2,732)   	 	(3,042)
 	 	Deferred acquisition costs 	 	     	 	(1,684)       	 	(39) 	   	(1,856)
 	 	Accrued investment income 	 	        	 	(692)      	 	(426)     	 	(213)
 	 	Federal income taxes recoverable 	 	 	 	 -         	 	(899) 	      	451
 	 	Prepaid reinsurance premiums      	 	 	 	211 	 	      (367)      	 	(58)
 	 	Receivable from affiliates 	     	 	 	(1,344) 	     	1,699 		    (3,293)
 	 	Other assets 	                      	 	 	397         	 	96       	 	271
 	 	Reserves for losses and loss
       adjustment expenses 	 	 	          	5,980 	      	4,477 	    	10,024
 	 	Unearned premium reserve 	 	        	 	1,595      	 	4,541 	     	3,956
 	 	Reinsurance premiums payable 	   	 	 	(1,418) 	          4   		 	(1,394)
 	 	Accrued expenses and other
       liabilities 	 	                  	 	3,269 	     	(2,028) 	    	1,001
 	 	Income taxes payable 	 	             	 	(813)      	 	(459) 	     	 -
 	 	 	Total adjustments 	              	 	(1,951) 	     	5,110     	 	6,832

        	Net cash provided by
            operating activities 	     	$ 	5,633 	    $ 	8,636   	$ 	16,438

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales:
 	Fixed maturities available for sale 	 		21,921 	     	26,100    	 	28,466
 	Equity securities 	 	                	 	 	 -          	 	732 	 	      -
Investment collections:
 	Fixed maturities available for sale 	  	26,628 	     	16,025    	 	15,435
 	Fixed maturities held to maturity 	 	 	 	 	305        	 	418       	 	514
 	Mortgage loans 	 	                    	 	 	185 	 	        58 	        	68
Investment purchases:
 	Fixed maturities available for sale 	 	(52,798) 	   	(54,010)  	 	(58,339)
 	Fixed maturities held to maturity 		 	 	(7,240)    	 	(1,040)   	 	(1,598)
Change in short-term investments, net 	 	 	3,457         	 	90 	    	(3,519)
Change in other invested assets   	 	 	 	 	 	328      	 	3,186       	 	480
Proceeds from sale of property
  and equipment 	 	                  	 	 	 	 -    	       	711 	      	 -
 	   	Net cash used in
        investing activities        	 	$ 	(7,214) 	  $ 	(7,730)   $	(18,493)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on debt 	        	 	 	 	 	(36)       	 	(34)      	 	(42)
 		  	Net cash used in
        financing activities 	            	 	(36)       	 	(34) 	      	(42)
 	 	 	Net increase (decrease) in cash  	 	(1,617)       	 	872 	  	  (2,097)

Cash, beginning of year 	         	 	 	 	 	5,252 	      	3,635     	 	4,507
Cash, end of year 	 	              	 	 	$ 	3,635     	$ 	4,507 	   $ 	2,410

See accompanying notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of Farm Family Mutual Insurance Company ("Farm Family Mutual") and its wholly owned subsidiary, Rural Agency and Brokerage, Inc., ("RAB") (collectively referred to as the "Company"). All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage, except for employees of the Company and its affiliates.

The operations of the Company are closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family"). (See Note 10.)

Investments:

Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments classified as available for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of amortized cost or fair value, determined in the aggregate. Unrealized holding gains and losses are reflected as a separate component of policyholders' equity, net of deferred income taxes. The cumulative effect of adoption of this statement increased policyholders' equity at December 31, 1993 by $6,770,000.

Fixed maturities include bonds, redeemable preferred stocks and mortgage-backed securities. Investments in fixed maturities which the Company has both the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Fixed maturities which may be sold prior to their contractual maturity are classified as available for sale and are carried at fair value. The difference between amortized cost and fair value of fixed maturities classified as available for sale, net of deferred income taxes, is reflected as a component of policyholders' equity. The carrying values of all investments in fixed maturities are reviewed on an ongoing basis. If this review indicates a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such write-downs are included in realized investment gains and losses.

Equity securities include common and non-redeemable preferred stocks which are carried at fair value. The difference between cost and fair value of equity securities, less deferred income taxes, is reflected as a component of policyholders' equity.

Mortgage loans are carried at outstanding principal balance.
Other invested assets, which consist primarily of investments in limited partnerships, are carried at cost.

Cash and short-term investments consist of demand deposits, repurchase agreements and money market investments whose maturities are three months or less from the date of purchase. Short-term investments are carried at cost which approximates fair value.

Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded on the date of declaration. Interest income on mortgage-backed securities is determined on the effective yield method based on estimated principal repayments. Realized investment gains and losses are determined on a specific identification basis.

Income Taxes:

The income tax provision is calculated under the liability method. Deferred income tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax rates. The principal assets and liabilities giving rise to such differences are reserves for losses and loss adjustment expenses, unearned premiums, and deferred policy acquisition costs. Deferred income taxes also arise from unrealized investment gains or losses on equity securities and fixed maturities classified as available for sale.

Property-Liability Insurance Accounting:

Premiums are deferred and earned on a pro rata basis over the terms of the respective policies. Amounts paid for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to premium. Premiums receivable are recorded at cost less an allowance for doubtful accounts.

Policy acquisition costs such as agents' compensation, premium taxes, and certain other underwriting expenses that vary with and are primarily related to the production of business have been deferred. Such deferred policy acquisition costs are amortized as premium revenue is recognized. Deferred policy acquisition costs are limited to their estimated realizable value, which gives effect to the premium to be earned, related investment income, and losses and loss adjustment expenses expected to be incurred as the premium is earned.

Reserves for losses and loss adjustment expenses represent estimates of the ultimate amounts necessary to settle reported losses and a provision for incurred but not reported claims of insured losses. The reserve estimates are based on known facts and circumstances, including the Company's experience with similar cases and historical trends involving reserving patterns, loss payments, pending levels of unpaid claims and product mix, as well as other factors including court decisions, economic conditions and public attitudes. The reserves for losses and loss adjustment expenses include case basis estimates of reported losses, estimates of incurred but not reported losses based upon prior experience adjusted for current trends, and estimates of losses to be paid under assumed reinsurance contracts. Estimated amounts of recoverable salvage and subrogation are deducted from the reserves for losses and loss adjustment expenses. The establishment of appropriate reserves, as well as related amounts recoverable under reinsurance contracts is an inherently uncertain process. Reserve estimates are regularly reviewed and updated, using the most current information available. Any resulting adjustments, which may be material, are reflected in current operations (see Note 7).

Participating Policyholders:

All of the Company's insurance policies are written on a participating basis. Dividends to policyholders are approved by the Board of Directors based on overall underwriting experience by state for eligible policies.

2.	Plan of Demutualization

On November 1, 1995, the Company submitted an application to the Superintendent of the New York Insurance Department for permission to convert from a mutual property/casualty insurance company to a stockholder owned company. As part of the demutualization, a holding company will be formed and the Company's policyholders will receive common stock in the holding company and/or cash in exchange for their membership interest in the Company. The submission of the application to the Superintendent represents the first step in the demutualization process which will require the approval of the New York Insurance Department as well as the Company's policyholders prior to demutualization.

3.    Investments

The following is a schedule of the amortized cost, fair value and gross unrealized gains and losses of investments in fixed maturities at December 31, 1994 and 1995.

	 	($ in thousands)
       	 1994
                                    Amortized   Gross Unrealized     Fair
 	 Available for Sale 	 	 	            Cost      Gains (Losses) 	    Value

U.S. Government & Agencies       	 	$ 	20,184 	 $ 	606 	$ 	(608) 	 $	20,182
States, Municipalities &
 Political Subdivisions           	 	 	19,630 	   	304  	(1,029)  	 	18,905
Corporate 	                        	 	108,410 	 	1,077 		(7,756) 	 	101,731
Mortgage-backed Securities 	         	 	1,923    	 	44 	  	----    	 	1,967
Redeemable Preferred Stock 	         	 	6,444 	   	105 	  	(445) 	   	6,104
 	 	Total                         	$ 	156,591	$ 	2,136 $	(9,838) 	$	148,889

  	Held to Maturity

States, Municipalities &
 Political Subdivisions 	          	$ 	4,722     $ 	21  	$ 	(16) 	$  	4,727
Corporate 	                         	 	6,607   	 	----  	 	(386)   	 	6,221
 	 	Total                         	$ 	11,329    	$ 	21 	 $	(402) 	$ 	10,948

        	 1995

                                     Amortized    Gross Unrealized   Fair
 	 Available for Sale 	 	 	             Cost 	 	    Gains(Losses)    Value

U.S. Government & Agencies       		$ 	22,700  	$ 	1,543 	$  ----  $ 	24,243
States, Municipalities &
 Political Subdivisions            	 	21,871 	   	1,675 	   	(66) 	 	23,480
Corporate 	                       	 	119,319 	   	7,040  	 	(987)	 	125,372
Mortgage-backed Securities        	 	 	1,082        	48    	----     	1,130
Redeemable Preferred Stock 	        	 	6,722 	     	322 	   	(80) 	  	6,964
 	 	Total                        	$ 	171,694 	 $	10,628 	$(1,133) $ 181,189

  	Held to Maturity

States, Municipalities &
 Political Subdivisions          	 	$ 	5,925 	  $  	373 	$ 	----  	$ 	6,298
Corporate 	                         	 	6,461 	     	354 	   	(13)  	 	6,802
 	 	Total                         	$ 	12,386    	$ 	727  	$ 	(13) 	$	13,100

The table below presents the amortized cost and fair value of fixed maturities at December 31, 1995, by contractual maturity.
Actual maturities may differ from contractual maturities as a result of prepayments.

 	 	($ in thousands)                	Available for Sale 	 	 Held to Maturity
                        	   	        	Amortized   	Fair   	Amortized    Fair
                                         Cost      Value      Cost      Value

Due in one year or less 	             	$ 	 349   	$ 	303     $ 	79     $ 	79
Due after one year through five years	  25,420 	 	25,839 		  1,477  	 	1,539
Due after five years through ten years 	69,862 	 	72,994 	  	5,057  	 	5,161
Due after ten years 	                	 	66,528 	 	71,769  	 	5,773  	 	6,321
                              	 	 	$ 	 162,159 $	170,905 	$	12,386 	$ 13,100
Mortgage-backed securities 	 	          	9,535 	 	10,284   	 	---- 	  	----
                              	 	 	$ 	 171,694	$ 181,189 	$ 12,386 	$ 13,100

Unrealized investment gains and losses on fixed maturities classified as available for sale and equity securities included in policyholders' equity at December 31, 1995 are as follows:

 	 	($ in thousands) 	 	  Cost/ 	 	                               	Net
                        Amortized   Fair    Gross Unrealized    Unrealized
                          Cost      Value    Gains (Losses)       Gains

Fixed maturities
 available for sale 	 	$ 171,694 	$181,189 	$10,628 	($1,133)  	 	$9,495
Equity securities  	      	 	334 	  	4,746 	 	4,440 	   	(28)   	 	4,412
   	 	Total         	 	 $172,028	 $185,935  $15,068 	($1,161) 	 	$13,907
Deferred income taxes 	 	 	 	 	 	 	 	 	 	 	                        4,909
 	   	Total 	 	                                   	 	 	 	 	 	 	 	 $8,998

The change in unrealized appreciation (depreciation) of investments included in policyholders' equity for the years ended December 31, 1993, 1994 and 1995 was as follows:

 	 	($ in thousands) 	                 	 1993 	      	 1994      	 	 1995

Fixed maturities available for sale 		 	$9,532   	 	($17,236)     	$17,197
Equity securities 	                    	 	 282  	 	      477  	 	      802
Other invested assets 	                	 	----  	      	----  	       	(63)
                                 	 	 	 	$9,814   	 	($16,759) 	   	$17,936
Deferred income taxes 	              	 	(3,337)     	 	5,698  	    	(6,237)
                                 	 	 	 	$6,477  	  	($11,061) 	 	  $11,699

The components of net investment income are as follows:

 	 	($ in thousands) 	 	 	 	 	    	 	  	 1993 	      	 1994 	      	 1995

Interest on fixed maturities        	 	$13,719  	   	$13,546      	$14,561
Dividends from equity securities 	        	102         	 	23         	 	19
Interest on mortgage loans              	 	211        	 	182  	       	180
Interest on short-term investments 	       	81        	 	145  	       	315
Other, net                               	 	31       	 	(381)      	 	(406)
   Total investment income  	          	14,144  	    	13,515  	    	14,669
Investment expense 	                     	(283) 	      	(325)      	 	(343)
   Net investment income 	 	           $13,861    	 	$13,190     	 $14,326

A summary of realized investment gains (losses), net as follows:

 	 	($ in thousands) 	 	 	 	 	     	 	 	 1993      	 	 1994      	 	 1995

Fixed maturities                      	 	($174)    	 	$1,241       	 	$912
Equity securities                      	 	----  	        	99       	 	----
                                    	 	 	($174)    	 	$1,340       	 	$912

4.		Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information and appropriate value methodologies. The estimated fair value of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. As a number of the Company's significant assets (including deferred policy acquisition costs, and deferred income taxes) and liabilities (including reserves for losses and loss adjustment expenses) are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

The following table presents the carrying value and fair value of the Company's financial instruments at December 31, 1994 and 1995.

                            	 	 	December 31, 1994 	 	 	 	December 31, 1995
 	 	($ in thousands)           	Carrying   	 	Fair  	   	Carrying   	 	Fair
                                  Value      Value         Value      Value
Assets
Fixed maturities:
Available for sale             	$148,889  	$148,889 	   	$181,189 		$181,189
Held to maturity 	                11,329 	  	10,948     	 	12,386 	  	13,100
Equity securities 	               	3,944 	   	3,944 	      	4,746 	   	4,746
Mortgage loans              	     	1,890 	   	1,890 	      	1,822   	 	1,822
Other invested assets       	     	1,572 	   	1,572      	 	1,246   	 	1,246
Short-term investments 	 	         3,013   	 	3,013      	 	6,532 	   	6,532
Cash 	                            	4,507 	   	4,507 	      	2,410 	   	2,410
Premiums receivable, net 	       	18,749 	  	18,749     	 	21,791 	  	21,791
Accrued investment income 	       	4,047 	   	4,047 	      	4,260   	 	4,260
Receivable from affiliates 	 	    10,567 	  	10,567 	     	13,860 	  	13,860
Other assets                    	 	1,596   	 	1,596      	 	1,434 	   	1,434

Liabilities
Accrued expenses and other
 liabilities 	      	              6,555   	 	6,555 	      	7,788   	 	7,788
Debt    	                         	2,749 	   	2,749      	 	2,707   	 	2,707

The following methods and assumptions were used in estimating the fair value disclosures for the financial instruments:

			Fixed Maturities (available for sale and held to maturity),
Equity Securities and Other	Invested Assets -- The fair value
is based upon quoted market prices where available	or from
independent pricing services.

			Mortgage Loans -- The fair value is based on discounted cash
flows using discount	rates at which similar loans would be made
to borrowers with similar characteristics.

			Short-term Investments -- Due to their short-term, highly
liquid nature, their carrying	value approximates fair value.

			Premiums Receivable, Accrued Investment Income, Receivable
from Affiliates, Other	Assets and Accrued Expenses and Other
Liabilities -- Due to their short-term nature,	their carrying
value approximates fair value.

			Debt -- The fair value is based on discounted cash flows
using current borrowing rates	for similar debt arrangements.

5.	Reinsurance

The Company assumes and cedes insurance to participate in the reinsurance market, limit maximum losses and minimize exposure on large risks. Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities and economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Amounts recoverable are regularly evaluated by the Company and an allowance for uncollectible reinsurance is provided when collection is in doubt. At December 31, 1994 and 1995, the Company determined it was not necessary to provide an allowance for uncollectible reinsurance.

The Company's reinsurance program also includes reinsurance agreements with United Farm Family. (See Note 10.)

	The effects of reinsurance on premiums written and earned, and losses and loss adjustment expenses, for the years indicated was as follows:

                                      	 	 	Year Ended December 31,
     	($ in thousands) 	           	       	 1993 	  	 	 1994 	    	 1995
Premiums written
 	Direct 	                              $ 	111,158 	$ 	122,039 	$ 	135,963
 	Assumed 	                                 	9,045    	 	7,577  	 	 	6,261
 	Ceded to United               	    	      (9,010)  	 	(9,776) 	  	(9,237)
 	Ceded to non-affiliates 	         	      (12,715) 	 	(14,226) 	 	(12,153)
 	Premiums written, net of reinsurance  $  	98,478 	$ 	105,614  $ 	120,834
Premiums earned
 	Direct                               	$ 	108,892 	$ 	117,384 	$ 	131,717
 	Assumed                                 	 	9,716  	 	 	7,690  	 	 	6,552
 	Ceded to United                        	 	(9,009)  	 	(9,750)	 	 	(9,238)
 	Ceded to non-affiliates               	 	(12,927) 	 	(13,858)   	(12,095)
 	Premiums earned, net of reinsurance  	$  	96,672 	$ 	101,466 	$ 	116,936
Losses and loss adjustment expenses
 	Direct 	                              $  	80,859 	$  	91,467 	$  	91,176
 	Assumed 	                                 	7,165  	 	 	4,513  	 	 	4,658
 	Ceded to United                        	 	(6,613)  	 	(7,378) 	  	(6,604)
 	Ceded to non-affiliates                	 	(8,198)	 	 	(5,922)	 	 	(6,046)
 	Losses and loss adjustment expenses,
     net of reinsurance               	 $ 	 73,213	 $ 	 82,680  $ 	 83,184

6.		Income Taxes

The components of the deferred income tax assets and liabilities at December 31, 1994 and 1995 are as follows:

	($ in thousands) 	                           	 	 	Year Ended December 31,
Deferred Income Tax Assets 	 	                   	 	 1994 	    	 	 1995
Reserves for losses and loss adjustment expenses 	$ 	4,287  	 	 $ 	4,444
Unearned premium reserve 	                    	 	 	 	3,192  	 	   	3,559
Unrealized investment losses, net 	 	 	           	 	1,391     	 	 	----
Accrued expenses and other liabilities 	 	        	 	 	324      	 	 	474
Investments 	                                   	 	 	 	575  	      	 	68
	Total deferred income tax assets 	           	 	 	 	9,769    	 	 	8,545
Deferred Income Tax Liabilities
Deferred acquisition costs 	 	                 	 	$ 	2,948   	 	$ 	3,685
Unrealized investment gains, net 	 	             	 	 	----    	 	 	4,846
Other assets 	                                  	 	 	 	220      	 	 	231
 Total deferred income tax liabilities 	 	 	      	 	3,168  	 	   	8,762
 	Net deferred income tax asset (liability) 		 	 	$ 	6,601  	   	$ 	(217)

There was no valuation allowance for deferred income tax assets as of December 31, 1994 or 1995. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Management primarily considered the existence of taxable income in the carryback period in making this assessment and believes the benefits of the deductible differences recognized as of December 31, 1994 and 1995 will ultimately be realized.

The components of income tax expense (benefit) are as follows:

	($ in thousands)                           	 	Year Ended December 31,
                                      	 	 	 1993 	   	 	 1994   	 	 	 1995
Current                                 	$ 	4,130    	 	$ 	851  	 	$ 	4,403
Deferred  	                               	(1,048)    	 	 	596 	     	 	581
	Total income tax expense 	              $ 	3,082  	 	$ 	1,447 	  	$ 	4,984

The Company paid income taxes of $4,943,000, $2,209,000 and $3,952,000 in 1993, 1994 and 1995, respectively.

	A reconciliation of the differences between the Company's effective rates of tax and the United States federal income tax rates follows:

                                           Year Ended December 31,
                                       % of             % of            % of
                                      Pretax           Pretax          Pretax
 ($ in thousands)            	1993 	  Income    1994   Income   1995   Income

Income tax provision at
       prevailing rates     	$3,633 	 34.06% 	 $1,691	 34.00% 	$5,006	 34.31%
Tax effect of:
Tax exempt interest income    	(104)  	(.98)     	(67)	(1.35)    	(11)  (.08)
Dividends received deduction  	(200) 	(1.87)    	(140)	(2.81)   	(148)	(1.01)
Other, net                    	(247) 	(2.31)     	(37) 	(.74)    	137  	(.94)
Federal income tax expense  	$3,082  	28.90% 	 $1,447 	29.10% 	$4,984 	34.16%

7.		Reserves for Losses and Loss Adjustment Expenses

As described in Note 1, the Company establishes reserves for losses and loss adjustment expenses on reported and incurred but not reported claims of insured losses. The establishment of appropriate reserves for losses and loss adjustment expenses is an inherently uncertain process and the ultimate cost may vary materially from the recorded amounts. Reserve estimates are regularly reviewed and updated, using the most current information. Any resulting adjustments, which may be material, are reflected in current operations.

The following table provides a reconciliation of beginning and ending liability balances for reserves for losses and loss adjustment expenses, net of reinsurance for the years ended
December 31, 1993, 1994 and 1995.

                                         	 	   	Year Ended December 31,
                                	 	 	 	    1993    	 	 	 1994    	 	 	 1995
  	 	($ in thousands)
Reserves for losses and loss
 adjustment expenses at beginning
 of year 	 	                         $ 	 117,497 	 $ 	 123,477  	 	 $127,954
Less reinsurance recoverables and
 receivables  	 	                         24,463  	 	 	 28,761  	 	 	 28,230
Net reserves for losses and loss
 adjustment expenses at beginning
 of year 	                          	  	  93,034  	 	 	 94,716  	  	  99,724
Incurred losses and loss adjustment
 expenses:
Provision for insured events of
current year 	 	                          73,114  	 	 	 86,370  		 	  88,366
Increase (decrease) in provisions for
 insured events of prior years 	 	            99  	 	 	 (3,690) 	 	 	 (5,182)
  Total incurred losses and loss
     adjustment expenses 	              	 73,213  	 	 	 82,680  	 	 	 83,184

Payments:
 	Losses and loss adjustment expenses
   attributable to insured events of
   current year                      	 	  34,839  	 	 	 43,232 	 	 	  40,519
 	Losses and loss adjustment expenses
   attributable to insured events of
   prior years 	 	                        36,692  	  	  34,440 	 	 	  33,066
 	 	    Total Payments:                	 	71,531   	 	 	77,672  	  	 	73,585

 	Net reserves for losses and loss
   adjustment expenses at end of year	    94,716  		  	 99,724  	  	 109,323
 	Plus reinsurance recoverables and
   receivables 	 	 	                      28,761  	 	 	 28,230  	 	 	 28,655
 	Reserves for losses and loss
   adjustment expenses at end of year $	 123,477  	 $	 127,954 	  $  137,978

The Company does not discount reserves for losses and loss adjustment expenses except for certain lifetime workers' compensation indemnity reserves it assumes from mandatory pools.
 The amount of such discounted reserves was $4,876,000 (net of a discount of $1,217,000) and $4,754,000 (net of a discount of $1,192,000) at December 31, 1994 and 1995, respectively.

8.	Debt

At December 31, 1995, debt consists of $1,249,500 of debentures and $1,457,000 of subordinated surplus certificates. The debentures and subordinated surplus certificates bear interest at the rate of eight percent per annum, have no maturity date, and principal and interest are repayable only with the approval of the Insurance Department of the State of New York. No single holder, other than Farm Family Life (see Note 10) holds more than 5% of the outstanding debentures or subordinated surplus certificates. The Company paid interest of $223,000, $220,000 and $217,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

At December 31, 1995, the Company had an available line of credit with a bank for $2,000,000.

9.	Benefits Plans

Pension Plans:

	The Company and Farm Family Life sponsor a qualified multi-employer noncontributory defined benefit pension plan covering substantially all of the Company's and Farm Family Life's full-time employees who meet the eligibility requirements. Benefits under the Company's defined benefit pension plan are primarily based upon the employee's length of service and the employee's average compensation for certain
periods during the last years of employment.   The Company's
funding policy for its defined benefit pension plan is to make annual contributions in accordance with accepted actuarial cost methods subject to regulatory funding limitations. Plan assets at December 31, 1995 consisted primarily of long-term corporate, United States, and municipal obligations and a group deposit annuity contract with the Farm Family Life.

A summary of the components of net periodic pension expense for the plan follows:

                                              	 	Year Ended December 31,
 	($ in thousands) 	                          	 1993 	   	 1994   	 	 1995

Service cost                                  	$ 	694  	 	$ 	777  	 	$ 	708
Interest cost on projected benefit obligation  	1,173  	 		1,225  	  	1,384
Actual return on plan assets 	                	(1,212) 	 	 	(401) 	 	(1,844)
Net amortization (deferral) 	                    	 86  	  	 (756) 	 	 	 632

 	Total pension expense 	                      $ 	741  	 	$ 	845  	 	$ 	880

The Company's portion of net periodic pension expense for the years ended December 31, 1993, 1994 and 1995 was $415,000,
$516,000 and $537,000, respectively.

In accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company recorded a minimum pension liability of $232,000 in 1995. The transaction, which had no effect on net income, was offset by recording an asset of $114,000 and reducing policyholders' equity by $118,000.

Assumptions used in the determination of pension obligations and assets were:

                                                	 	Year Ended December 31,
                                            	 	 	 1993  	 	 1994  	 	 1995

Weighted-average discount rate 	                	 7.00% 	  	7.90%  	 	6.40%
Rate of increase in compensation levels 	        	4.00% 	 		4.90%  	 	3.40%
Expected long-term rate of return on plan assets  8.00% 	 	 8.00% 	 	 8.00%

The following table summarizes the funded status of the defined benefit pension plan:

                                        	 	 	 	 	 	 Year Ended December 31,
                                       	 	 	 	  	 	 	 1994 	     	 	 1995
   	 	($ in thousands)
Actuarial present value of benefit obligations:
 	 	Vested 	                                	 	 	$ 	13,919   	 	$ 	17,901
 	 	Nonvested                                 	 	 	 	 	354  	      	 	338
Accumulated benefit obligation 	 	 	           	 	 	14,273    	 	 	18,239
Effect of projected future salary increases
    on past service 	                                3,129  	 	    	3,204
Projected benefit obligation 	   	           	 	 	 	17,402  	   	 	21,443
Plan assets at fair value 	 	 	 	                	 	15,477  	   	 	17,112
Projected benefit obligation in excess of
    plan assets 	 	 	 	                         	$ 	(1,925) 	  	$ 	(4,331)

The accrued pension liability of the defined benefit plan was as follows:

                                      	 	 	 	   	 	Year Ended December 31,
                                       	 	 	 	  	 	 	 1994 	   	 	 1995
 	 	($ in thousands)
Projected benefit obligation in excess of
    plan assets 	 	 	 	                         	$ 	(1,925)  	$ 	(4,331)
Unrecognized prior service asset  	           	 	 	 	 	142  	    	 	114
Unrecognized net gain from past experience
    different from that assumed 	 	          	 	 	 	 1,824  	 	 	 3,880
Unrecognized net asset at transition 	 	 	 	       	 	(613) 	 	   	(558)
Minimum liability adjustment 	 	                	 	 	 	---  	   	 	(232)
Accrued pension liability 	 	                 	 	$   	(572)  	$ 	(1,127)

Incentive Savings Plan:

	The Company and Farm Family Life sponsor an employee incentive savings plan which is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of this plan, employees may contribute 1% to 16% of their eligible compensation, with up to 6% being eligible for matching contributions from the Company. In addition, the Company contributes 1% of eligible compensation up to $240 of the plan for all eligible employees. The Company's expense associated with the plan was $119,000, $155,000 and $138,000 in 1993, 1994 and 1995, respectively.

		Postretirement Benefits Other Than Pensions:

The Company and Farm Family Life provide life insurance benefits for retired employees meeting certain age and length of service requirements. The Company's postretirement benefit plan is currently unfunded and noncontributory. Benefits under the postretirement benefit plan are provided by a group term life insurance policy.

Effective January 1, 1995, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions", which changed the accounting for the Company's postretirement benefit plan from a cash basis by requiring accrual of the expected cost of providing benefits under the plan during the years that the employee renders the necessary service to the Company.

Net periodic postretirement benefit expense for the year ended
December 31, 1995 included the following:



                                             	 	 	 	  	 	 	 1995
($ in thousands)
Service cost 	 	                                        	 	$ 	37
Interest cost 	 	 	                                        	 	73
Return on assets  	                                   	 	 	 	---
Amortization of transition obligation 	                	 	 	 	47
 	 	Total: 	 	                                         	 	 $	157

The Company incurred postretirement benefit expenses on a cash basis of $5,000 and $6,000 during the years ended December 31, 1993 and 1994, respectively. The Company's portion of net periodic postretirement benefit expense for the year ended December 31, 1995, was $66,000.

The following table presents the plan's postretirement benefit obligations as of December 31, 1995 reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets:

                                              	 	 	 	  	 	 	 1995
   ($ in thousands)
Accumulated postretirement benefit obligation
 	Retirees 	 	 	                                         	$ 	(534)
 	Other fully eligible plan participants 	 	            	 	 	(260)
 	Other active plan participants 	 	 	                    	 	(452)
     Obligation at year-end 	 	                       	 	 	(1,246)
 	Plan assets 	                                      	 	 	 	 	---
 	Funded status 	 	                                 	 	 	 	(1,246)
 	Unrecognized transition obligation               	 	 	 	 	 	893
 	Unrecognized net loss 	 	                            	 	 	 	238
 	 	Accrued postretirement benefit liability at year-end 	$ 	(115)

A 6.4% discount rate was used to determine the accumulated postretirement benefit obligation at December 31, 1995.

10.	Related Party Transactions

The operations of the Company are closely related with those of Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family. The affiliated Companies operate under an identical Board of Directors and have similar senior management.
 The Companies share home office premises, branch office facilities, data processing equipment, certain personnel and other operational expenses. Expenses are shared based on each Company's estimated level of usage. The gross shared expenses and the Company's share of such expenses is summarized below:

	($ in thousands)                         	 	 	Company's Share
                                   Gross Shared
 Year Ended December 31, 	           Expenses    	 	 Amount  	 Percentage

       	 1993                        	$23,829 	    	$13,431     	 	56%
       	 1994                        	$23,833 	    	$14,402 	    	 60%
       	 1995                        	$26,650    	 	$16,182 	     	61%

Farm Family Life holds $813,000 of debentures issued by the Company. The Company recognized interest expense of $65,000 in 1993, 1994 and 1995 on the debentures held by Farm Family Life. During 1994, the Company sold its data processing equipment to Farm Family Life at net book value.

The Company's reinsurance program includes reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, the Company recognized commission income (expenses) of approximately
$1,713,000, ($39,000), and $2,000 during the years ended
December 31, 1993, 1994 and 1995, respectively. A summary of the effect of the reinsurance agreements with United Farm Family on premiums written and earned is described in Note 4.

Receivable from affiliates represents amounts due from United
Farm Family pursuant to a reinsurance agreement and amounts due from Farm Family Life and United Farm Family for shared expenses.

Currently, Farm Family Life and its wholly owned subsidiary, United Farm Family, prepare their financial statements in accordance with statutory accounting practices. Such practices vary significantly from generally accepted accounting practices.
 The following financial information was derived from the statutory basis financial statements for Farm Family Life and United Farm Family as of and for the year ended December 31, 1995:


	($ in thousands)  	 Total Assets 	 	Statutory Surplus 	 	Net Income

Farm Family Life      	$687,721        	 	$61,801 	        	$12,029
United Farm Family     	$32,069 	 	       $15,827 	         	$2,244

11.	Statutory Accounting Practices

The following table reconciles consolidated net income and policyholders' equity as reported herein in conformity with generally accepted accounting principles with consolidated statutory net income and statutory capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by the New York State Insurance Department. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (NAIC), as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

                                 	 	 	Net Income              Policyholders'
                                  for the Year Ended             Equity at
                                     December 31, 	             December 31,
	($ in thousands)          	 	 1993   	   1994    	 1995 	    1994    	 1995

Balance per generally accepted
    accounting principles 	 	$7,584  	  $3,526  	 $9,606  	$52,977 	 $74,164
Investments                	 	1,908    	  ---     (1,908) 	 	6,469   	(9,459)
Debt 	 	                       ---       	---      	---   	 	2,749    	2,707
Deferred acquisition costs	 	(1,684)      	(39)  	(1,856)  	(8,672) 	(10,527)
Income taxes 	              	(1,048) 	     (34) 	    582 	 	(6,601)    	---
Salvage and subrogation 	      	211      	(449)    	---  	 	(3,936)    	---
Non-admitted assets         	 	---       	---      	---    	 	(571)    	(886)
Other, net                   	 	162       	(25) 	     91    	 	455      	(83)
 	Balance per statutory
     accounting practices	 	 $7,133  	  $2,979  	 $6,515 	 $42,870 	 $55,916

12.		Commitments, Contingencies and Uncertainties

The Company is party to numerous legal actions arising in the normal course of business. Based upon information presently available to it, the Company believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

The Company is obligated under certain non-cancelable leases for branch office facilities. Rental expense under all operating leases totaled $77,000 in 1993 and $76,000 in 1994 and 1995.
The minimum future rental payments under non-cancelable leases at December 31, 1995, were as follows: 1996 - $76,000; 1997 -
$58,000; and 1998 - $37,000.

Catastrophes are an inherent risk of the property/casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. Since the Company operates primarily within the northeastern U.S., it is subject to a concentration of risk within this geographic region. For the years ended December 31, 1993, 1994 and 1995, approximately 58%, 58% and 60%, respectively, of the Company's direct written premiums were derived from policies written in the states of New York and New Jersey. While the Company maintains reinsurance coverage to mitigate the effect of losses from catastrophes, there can be no assurance that such losses will not materially affect its operating results and financial condition. However, the Company is required by law to participate in a number of involuntary reinsurance pools and such pools may from time to time experience deficits which could result in losses to the Company.

Pursuant to an agreement between the Company and its agents and agency managers, subject to certain conditions including length of service and profitability, certain agents and agency managers are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded from commissions earned on the agent's or agency manager's book of business subsequent to the termination of the agent's association with the Company in accordance with the Company's agreement with the successor agents and agency managers. In the event that such commissions are insufficient to fund the extended earnings payments, the Company would be responsible for such payments. The aggregate outstanding amount of the extended earnings payments which former agents and agency managers are entitled to receive for a period of up to eight years subsequent to December 31, 1995 was $2,284,000.

13.	Unaudited Interim Financial Information

	($ in thousand)
   	Quarter Ended         	March 31 	 	June 30	 	September 30 	December 31
 	 1994
Revenues                   	$28,295 	 	$28,594     	 	$30,278   	 	$29,525
Net income (loss)            	($255) 	 	$1,593      	 	$1,584 	      	$604

 	 1995
Revenues                   	$31,585   	$32,770     	 	$34,145     	$34,514
Net income                  	$2,922  	 	$2,106      	 	$3,173 	    	$1,405



         SCHEDULE X - SUPPLEMENTAL INFORMATION CONCERNING  PROPERTY/CASUALTY
                                  INSURANCE OPERATIONS
                  FARM FAMILY MUTUAL INSURANCE COMPANY AND SUBSIDIARY

                                    ($ in Thousands)

                               Reserve
                 Deferred   Unpaid Claims
                  Policy       & Claim    Discount                       Net
                Acquisition  Adjustment    if any,  Unearned  Earned  Investment
                   Cost       Expenses    Deducted  Premiums Premiums   Income

Type of Coverage and Affiliation with Registrant

Year Ended
December 31, 1995
Property and
Casualty business $10,527    	 $137,978     ---     $52,799	 $116,936  $14,326
Year Ended
December 31, 1994
Property and
Casualty business   8,671 	     127,954 	   ---      48,843    101,466  13,190
Year Ended
December 31, 1993
Property and
Casualty business   8,633     	 123,477 	   ---      44,302 	   96,672  13,861

                                              Amortization
                                               of Deferred   Paid Claim
                   Claim & Claim Adjustment      Policy       and Claim
                 Expenses Incurred Related to  Acquisition   Adjustment  Premium
                  Current Year  Prior Years       Costs       Expenses   Written

Type ofCoverage and Affiliation with Registrant

Year Ended
December 31, 1995
Property and
Casualty business     $ 88,366     ($5,182)       $ 8,671      $73,585  $120,892
Year Ended
December 31, 1994
Property and
Casualty business       86,370      (3,690)         8,633       77,672   105,614
Year Ended
December 31, 1993
Property and
Casualty business       73,114          99          6,949       71,531    98,478

                             SCHEDULE VI - REINSURANCE
             FARM FAMILY MUTUAL INSURANCE COMPANY AND SUBSIDIARY
                                ($ in Thousands)

                                          	 	Earned Premiums
                                                                    Percentages
                                     Ceded to    Assumed            of Amount
                             Gross     Other    From Other   Net     Assumed
                             Amount  Companies  Companies   Amount    to Net

Year Ended December 31, 1995
Property/Casualty Insurance	$131,717	 	$21,333  	 	$6,552 	$116,936 	 	5.6%

Year Ended December 31, 1994
Property/Casualty Insurance 	117,384  	 23,608   	 	7,690 		101,466 	 	7.6%

Year Ended December 31, 1993
Property/Casualty Insurance 	108,892 	 	21,936   	 	9,716 	 	96,672 		10.1%

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                		FARM FAMILY MUTUAL INSURANCE COMPANY

                                 	By:	/s/  William M. Stamp, Jr.
                               			William M. Stamp, Jr., President & Director
                                		March 7, 1996

                                 SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Philip P. Weber           Executive Vice President - CEO (Principal
Philip P. Weber               Administrative Officer - March 7, 1995

/s/ Richard A. Jerome        	Director
Richard A. Jerome            	March 7, 1996

/s/ Charles E. Simon          Senior Vice President - CFO (Principal
Charles E. Simon              Financial Officer)	 - March 7, 1996

/s/ Arthur D. Keown, Jr.      Director
Arthur D. Keown, Jr.	         March 7, 1996

/s/ Roy S. Davies             Vice President - Accounting	(Principal
Roy S. Davies                 Accounting Officer) - March 7, 1996

/s/ Daniel R. Lapointe       	Director
Daniel R. LaPointe           	March 7, 1996

/s/ Robert L. Baker           Director
Robert L. Baker               March 7, 1996

/s/ John W. Lincoln          	Director
John W. Lincoln              	March 7, 1996

/s/ Randolph C. Blackmer, Jr.	Director
Randolph C. Blackmer, Jr.     March 7, 1996

/s/ Wayne A. Mann            	Director
Wayne A. Mann                	March 7, 1996

/s/ Fred G. Butler, Sr.      	Director
Fred G. Butler, Sr.           March 7, 1996

/s/ Norma R. O'Leary         	Director
Norma R. O'Leary             	March 7, 1996

/s/ Joseph E. Calhoun        	Director
Joseph E. Calhoun	            March 7, 1996

                              Director
John I. Rigolizzo, Jr.	       March 7, 1996

/s/ James V. Crane            Director
James V. Crane                March 7, 1996

/s/ Harvey T. Smith          	Director
Harvey T. Smith	              March 7, 1996

/s/ Stephen J. George        	Director
Stephen J. George             March 7, 1996

/s/ William M. Stamp, Jr.    	Director
William M. Stamp, Jr.	        March 7, 1996

/s/ Gordon H. Gowen          	Director
Gordon H. Gowen               March  7, 1996

/s/ Richard D. Tryon         	Director
Richard D. Tryon	             March 7, 1996

/s/ Jon Greenwood            	Director
Jon Greenwood                 March 7, 1996

/s/ Charles A. Wilfong       	Director
Charles A. Wilfong	           March 7, 1996

/s/Clark W. Hinsdale III     	Director
Clark W. Hinsdale III         March 7, 1996

/s/ Tyler P. Young           	Director
Tyler P. Young               	March 7, 1996