Form 10-Q
period 1996-03-31
FARM FAMILY MUTUAL INSURANCE CO
filed 1996-05-15
CIK 277269

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                               FORM 10Q
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE
                    SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period Ended March 31, 1996
                       Commission File No. 2-57299

                  FARM FAMILY MUTUAL INSURANCE COMPANY
           A New York Corporation          IRS No. 14-1415410

              344 Route 9W, Glenmont, New York  12077-2910
             Registrant's telephone number:  (518) 431-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No

                   FARM FAMILY MUTUAL INSURANCE COMPANY

                                  INDEX

Part I. 		Financial Information

        		Item 1.	  Financial Statements (unaudited)
                 			Consolidated Balance Sheets
                  		December 31, 1995 and March 31, 1996

                    Consolidated Statements of Income -
                    Three months ended March 31, 1995 and 1996

                    Consolidated Statements of Cash Flow -
                    Three months ended March 31, 1995 and 1996

                    Notes to Consolidated Financial Statements

       		 Item 2.  	Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

Part II. 	Other Information

       			Item 6.  	Exhibits and Reports on Form 8-K

FARM FAMILY MUTUAL INSURANCE COMPANY
Consolidated Balance Sheets
($ in thousands)


            	 	 	 	                                   	 	(Unaudited)
                                                     For the Period Ended
                          	                        	12/31/95      03/31/96
                                                   ----------    ----------
ASSETS

Investments
 	Fixed Maturities
	 	Available for sale, at fair value (Amortized
     cost: $171,694 in 1995 and $177,632 in 1996)  	$181,189   	 	$181,476
	 	Held to maturity, at amortized cos		(Fair
     value: $13,100 in 1995 and $12,349 in 1996)   	  12,386     	 	12,204
  	Equity securities Available for sale, at fair
     value (Cost: $334 in 1995 and 1996) 	 	           4,746      	 	5,147
  	Mortgage loans 	                                 	 	1,822 	      	1,803
  	Other invested assets 	 	                          	1,246      	 	1,027
  	Short-term investments 	                         	 	6,532        	 	638
                                                    --------      --------
 	 	 	Total investments                             	207,921    	 	202,295

  Cash 	 	 	                                          	2,410      	 	3,794
  Insurance receivables:
    	Reinsurance receivables 	                     	 	13,773 	     	12,708
    	Premiums receivable 	                         	 	21,791 	     	22,948
  Deferred acquisition costs 	 	                   	 	10,527 	     	10,551
  Accrued investment income 	 	                     	 	4,260 	      	4,017
  Federal income taxes recoverable 	 	                	 	448 	        	220
  Deferred income tax asset, net 	                 	 	 	 -       	 	 1,430
  Prepaid reinsurance premiums 	 	                  	 	1,864      	 	1,993
  Receivable from affiliates, net 	              	 	 	13,860     	 	14,940
  Other assets 	 	                                  	 	1,434 	      	1,823
                                                    --------      --------
 	 	 	Total Assets                                 	$278,288   	 	$276,719
                                                    ========      ========

LIABILITIES AND POLICYHOLDERS' EQUITY

                                           	   	 	 	12/31/95 	   	03/31/96
                                                    --------      --------
Liabilities:

 	Reserves for losses and loss adjustment expenses  	137,978    	 	140,319
 	Unearned premium reserve 	 	                       	52,799     	 	53,999
 	Reinsurance premiums payable 	                    	 	2,635      	 	1,076
 	Accrued expenses and other liabilities 	          	 	7,788 	 	     7,532
 	Debt 	                                            	 	2,707      	 	2,698
 	Deferred income tax liability, net 	                	 	217 	        	-
                                                    --------      --------
 	 	 	Total liabilities                             	204,124    	 	205,624

Commitments and contingencies

Policyholders' equity:

 	Retained earnings 	                              	 	65,284     	 	65,586
 	Net unrealized investment gains (losses) 	 	        	8,998 	      	5,627
 	Minimum pension liability adjustment 	 	             	(118)      	 	(118)
                                                    --------      --------
 	 	 	Total policyholder's equity                    	74,164 	     	71,095
                                                    --------      --------
   	  	Total Liabilities and Policyholders' Equity 	$278,288     	$276,719
                                                    ========      ========

See accompanying notes to Consolidated Financial Statements.


FARM FAMILY MUTUAL INSURANCE COMPANY
Consolidated Statements of Income
($ in thousands)

	 	                                                 	 	 	(Unaudited)
                                                  For the Three Month Period
                                      	 	 	  	 	 	 	 	 	Ended March 31,
                                           	 	 	 	 	 	1995 	       	1996
                                                  -----------    ----------
Revenues:
 	Premiums 	 	                                  	 	 	$27,852    	 	$31,676
 	Net investment income 	                       	 	 	 	3,504 	      	3,858
 	Realized investment gains, net 	                	 	 	 	 61        	 	 63
 	Other income 	                                 	 	 	 	 168 	       	 213
                                                   ---------     ---------
 	 	Total revenues 	 	                             	 	31,585 	     	35,810

Losses and Expenses:
 	Losses and loss adjustment expenses 	        	 	 	 	19,157     	 	25,722
 	Underwriting expenses 	                       	 	 	 	8,212      	 	8,787
 	Interest expense 	 	 	                              	 	 54 	        	 54
 	Dividends to policyholders 	 	                    	 	 	 47        	 	 27
                                                   ---------     ---------
 	 	Total losses and expenses 	 	                  	 	27,470 	 	    34,590
                                                   ---------     ---------
Income before federal income tax expense and
    extraordinary item                      	 	 	 	 	 	4,115      	 	1,220

Federal income tax expense 	 	 	 	                  	 	1,193 	       	 397
                                                   ---------     ---------
Income before extraordinary item 	 	 	 	 	            	2,922       	 	 823

Extraordinary item - demutualization expenses 	 	 	 	 	 	-    	      	 521
                                                   ---------     ---------
 	 	Net income 	                                 	 	 	$2,922       	 	$302
                                                   =========     =========
See accompanying notes to Consolidated Financial Statements.


FARM FAMILY MUTUAL INSURANCE COMPANY
Consolidated Statements of Policyholders' Equity
($ in thousands)

                                                   	 	 	 	 (Unaudited)
                                            	 	 	 	For the Three Month Period
                                                   	 	 	 	Ended March 31,
 	 	 	 	                                               1995 	       	 1996
                                                    ----------    ------------
Retained earnings
 	Balance, beginning of period 	                   	 	$55,678     	 	$65,284
 	Net income 	                                       	 	2,922         	 	302
                                                    ---------      ---------
 	Balance, end of period 	                          	 	58,600      	 	65,586

Net unrealized appreciation (depreciation) of investments
  Balance, beginning of period 	 	                    	(2,701)      	 	8,998
 	Change in unrealized appreciation
  (depreciation), net 	                                	2,999      	 	(3,371)
                                                    ---------      ---------
 	Balance, end of period                             	 	 	298       	 	5,627

Minimum pension liability adjustment
 	Balance, beginning of period 	                      	 	 -         	 	 (118)
                                                    ---------      ---------
 	Balance, end of period 	 	 	                              0        	 	(118)
                                                    ---------      ---------
Total Policyholders' Equity 	 	 	 	                   $58,898 	 	    $71,095
                                                    =========      =========
See accompanying notes to Consolidated Financial Statements.


FARM FAMILY MUTUAL INSURANCE COMPANY
Statements of Consolidated Cash Flows
($ in thousands)

                                               	 	 	 	 	 	(Unaudited)
                                       	 	 	 	 	 	For the Three Month Period
                                              	 	 	 	 	 	Ended March 31,
                                          	 	 	 	 		   1995        	 1996
                                                    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income  	 	                                	 	 	 	$2,922         	 	$302
Adjustments to reconcile net income
 to net cash provided by operating activities:
 	Realized investment (gains) losses 	 	            	 	 	(61)         	 	(63)
 	Amortization of bond discount 	 	 	                   	 17    	        	32
 	Depreciation 	                                 	 	 	 	 -    	        	 -
 	Deferred income taxes 	 	                         	 	 	(11) 	         	169
 	Changes in:
 	 	Reinsurance receivables 	 	                      	 	(193) 	       	1,065
 	 	Premiums receivable                        	 	 	 	(2,404) 	      	(1,157)
 	 	Deferred acquisition costs 	 	                   	 	(883) 	         	(24)
 	 	Accrued investment income 	                     	 	 	504  	         	243
 	 	Federal income taxes recoverable 	              	 	 	899  	         	228
 	 	Prepaid reinsurance premiums 	                 	 	 	(229) 	        	(129)
 	 	Receivable from affiliates 	 	 	 	                (1,142) 	 	     (1,080)
 	 	Other assets 	                                  	 	 	818  	        	(389)
 	 	Reserves for losses and loss adjustment expenses  	1,555  	       	2,341
 	 	Unearned premium reserve 	 	 	                    	2,098        	 	1,200
 	 	Reinsurance premiums payable 	 	                 	 	(968)      	 	(1,559)
 	 	Accrued expenses and other liabilities 	 	      	 	1,543  	        	(256)
 	 	Income taxes payable                          	 	 	 	307         	 	 -
                                                   ---------       ---------
  	 	 	Total adjustments                          	 	 	1,850          	 	621
                                                   ---------       ---------
 	 	Net cash provided by operating activities 	 	 	   $4,772  	        	$923

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales:
  Fixed maturities available for sale 	 	 	         	 	3,167  	       	3,918
 	Equity securities 	 	                             	 	 	-    	 	        151
Investment collections:
 	Fixed maturities available for sale 	 	 	         	 	2,297  	       	4,274
 	Fixed maturities held to maturity 	 	 	             	 	214  	         	172
 	Mortgage loans 	 	                                 	 	 	16           	 	19
Investment purchases:
 	Fixed maturities available for sale 	 	       	 	 	(11,109) 	     	(14,023)
 	Fixed maturities held to maturity
Change in short-term investments, net 	 	 	 	         	 	(10)       	 	5,894
Change in other invested assets 	 	 	               	 	 	157  	          	65
                                                   ---------       ---------
	Net cash provided by (used in) investing
   activities                                       	($5,268)        	 	$470

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on debt 	 	                    	 	 	 	(15) 	          	(9)
 	 	 	Net cash used in financing activities 	 	        	($15) 	         	($9)
                                                   ---------       ---------
 	 	 	Net increase (decrease) in cash 	              	 	(511)       	 	1,384
                                                   =========       =========

Cash, beginning of period 	 	                   	 	 	 	4,507        	 	2,410
Cash, end of period 	 	                        	 	 	 	$3,996         	$3,794

See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements (Unaudited)

1. 	Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Farm Family Mutual Insurance Company ("Farm Family Mutual") and its wholly owned subsidiaries, Rural Agency & Brokerage, Inc. ("RAB") and Farm Family Holdings, Inc.
(the "Holding Company") (collectively referred to as the "Company"). The Holding Company was incorporated under Delaware Law on February 12, 1996 for the purpose of becoming the parent holding company of Farm Family Mutual under a Plan of Reorganization and Conversion, as amended, whereby Farm Family Mutual will convert from a New York mutual property and casualty insurance company to a New York stock property and casualty insurance company.

The Holding Company has had no operations and the only cash transaction has been the receipt of $1,000 for the issuance of 100 shares of common stock to Farm Family Mutual.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1996, and the consolidated results of operations for the periods ended March 31, 1995 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

2.	Plan of Demutualization and Option Agreement for Life Company Purchase

On February 14, 1996 the Board of Directors of Farm Family Mutual adopted a Plan of Reorganization and Conversion (the "Plan") whereby Farm Family Mutual will convert from a mutual property casualty insurance company to a stock property casualty insurance company and become a wholly owned subsidiary of the Holding Company. The Plan was amended on April 23, 1996 to effect certain minor modifications, primarily of a technical and clarifying nature. On May 1, 1996, the Superintendent of Insurance of the State of New York issued an Opinion and Decision approving the Plan. A Special Meeting of Policyholders has been called for June 17, 1996 for the purpose of voting upon a proposal to approve the Plan.

The Holding Company has entered into an Option Purchase Agreement pursuant to which the Holding Company has the option to acquire Farm Family Life Insurance Company ("Life Company"), an affiliate, subject to certain conditions, including the approval of the Holding Company's shareholders and applicable regulatory authorities, for a two year period from the effective date of the Option Purchase Agreement. Financial statements for the Life Company are not being furnished because the Holding Company has determined that the acquisition of the Life Company is not "probable" within the meaning of Rule 3.05 of Regulation S-X at this time. Although the Holding Company believes that the acquisition of the Life Company would be desirable under appropriate circumstances, the Holding Company is not in a position at this time to predict with any certainty whether the option to acquire the Life Company will in fact be exercised. The Holding Company's decision to exercise the option will depend, among other things, on the exercise price for the shares of the Life Company, an evaluation of the financial statements prepared in accordance with generally accepted accounting principles and prospects of the Life Company, the outcome of a vote by the Holding Company's shareholders and the receipt of applicable regulatory approvals. The Life Company's financial statements are prepared on the basis of statutory accounting practices prescribed or permitted by insurance regulatory authorities. Financial statements for the Life Company prepared in accordance with generally accepted accounting principles do not currently exist.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The Three Month Period Ended March 31, 1996 Compared to the
Three Month Period Ended March 31, 1995

Premiums
Premium revenue increased $3.8 million or 13.7%, during the three months ended March 31, 1996 to $31.7 million from $27.9 million for the same period in 1995. The increase in premium revenue in 1996 resulted from an increase of $3.1 million in earned premiums on additional business directly written by the Company and an increase of $0.8 million in earned premiums retained by the Company and not ceded to reinsurers, which were partially offset by a decrease of $0.1 million in earned premiums assumed. The $3.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $2.2 million, or 8.8%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $0.4 million in earned premiums on assigned risk business. The number of policies in force related to the Company's primary products increased by 7.6% to approximately 106,000 as of March 31, 1996 from approximately 99,000 as of March 31, 1995 and the average premium earned for each such policy increased by 1.1% during the three months ended March 31, 1996 compared to the same period in 1995. The $0.8 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the amount of earned premiums ceded by the Company were reduced without a change in the terms of the coverages provided by such agreements.

Net Investment Income
Net investment income increased $0.4 million or 10.1% to $3.9 million for the three months ended March 31, 1996 from $3.5 million for the same period in 1995. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $13.4 million, or 7.3%. The return realized on the Company's cash and invested assets was 7.8% for the three months ended March 31, 1996 and 7.7% for the same period in 1995.

Net Realized Investment Gains
Net realized investment gains were $63,000 for the three months ended March 31, 1996 and $61,000 for the same period in 1995.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $6.6 million, or 34.3%, to $25.7 million for the three months ended March 31,
1996 from $19.1 million for the same period in 1995.   Loss and
loss adjustment expenses were 81.2% of premium revenue for the three months ended March 31, 1996 compared to 68.8% of premium revenue for the same period in 1995. The increase in the loss and loss adjustment expense ratio was primarily attributable to the severity and frequency of weather related losses experienced in the Northeastern United States during the three months ended March 31, 1996. Losses and loss adjustment expenses believed to be storm and weather related aggregated $6.9 million in three months ended March 31, 1996 compared to $0.9 million for the same period in 1995.

Underwriting Expenses
Underwriting expenses increased $0.6 million, or 7.0%, to $8.8 million for the three months ended March 31, 1996 from $8.2 million for the same period in 1995. For the three months ended March 31, 1996, underwriting expenses were 27.7% of premium revenue compared to 29.5% in 1995. The reduction in the Company's underwriting expense ratio for the three months ended March 31, 1996 was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
Federal income tax expense decreased $0.8 million to $0.4 million for the three months ended March 31, 1996 from $1.2 million for the same period in 1995. Federal income tax expense was 32.5% of income before federal income tax expense for the three months ended March 31, 1996 compared to 29.0% for the same period in 1995. The increase in the Company's effective federal income tax rate was primarily attributable to reductions in tax exempt interest income and dividend income during the three months ended March 31, 1996.

Net Income
Net income decreased $2.6 million to $0.3 million for the three months ended March 31, 1996 from $2.9 million for the same period in 1995 primarily as a result of the foregoing factors and the impact of $0.5 million of expenses related to the Plan of Reorganization and Conversion which the Company has identified as an extraordinary item.

Liquidity and Capital Resources
Net cash provided by operating activities was $0.9 million and $4.8 million during the three months ended March 31, 1996 and 1995, respectively. The decrease in net cash provided by operating activities during the three months ended March 31, 1996 was primarily attributable to the decrease in net income and an increase in payments for losses and loss adjustment expenses and certain expenses related to the Reorganization.

Net cash provided by (used in) investing activities was $0.5 million and ($5.3) million during the three months ended March
31, 1996 and 1995, respectively.   The increase in net cash
provided by investing activities in 1996 primarily resulted from the net decrease in the Company's short-term investments during the three months ended March 31, 1996.

Item 6. 	Exhibits and Reports on Form 8-K

		A report on Form 8-K was filed on February 14, 1996 reporting a press release issued on the Company's Plan of Reorganization and Conversion. No financial statements were filed with the Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            	 	FARM FAMILY MUTUAL INSURANCE COMPANY
                                            (Registrant)

May 3, 1996 	 	         /s/ Philip P. Weber
   (Date)          	 	Philip P. Weber, Executive Vice-President & C.E.O.
                                (Principal Administrative Officer)

May 3, 1996 	 	         /s/ Timothy A. Walsh
   (Date) 	          	Timothy A. Walsh, Senior Vice President - Finance
                                 (Principal Financial Officer)