Form 10-Q
period 1996-09-30
FARM FAMILY MUTUAL INSURANCE CO
filed 1996-11-14
CIK 277269

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                  OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 1996
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

The number of shares outstanding of the issuer's common stock as of November 14, 1996 is 2,253,878.

                 FARM FAMILY CASUALTY INSURANCE COMPANY

                                 INDEX

Part I.  Financial Information

         Item 1.   Financial Statements of Farm Family Casualty
                   Insurance Company (unaudited)
                   Consolidated Balance Sheets
                   December 31, 1995 and September 30, 1996

                   Consolidated Statements of Income -
                   Three months and nine months ended
                   September 30, 1995 and 1996

                   Consolidated Statements of Cash Flow -
                   Nine months ended September 30, 1995 and 1996

                   Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.  Other Information

         Item 6.   Exhibits and Reports on Form 8-K

ITEM 1.      FARM FAMILY CASUALTY INSURANCE COMPANY & SUBSIDIARY
                         Consolidated Balance Sheets
                              ($ in thousands)

                                                              (Unaudited)
                                               December 31,   September 30,
                                                  1995            1996
ASSETS

Investments
 Fixed Maturities
  Available for sale, at fair value
     (Amortized cost: $171,694 in 1995 and
      $195,918 in 1996 )                         $181,189        $197,713
  Held to maturity, at amortized cost
     (Fair value: $13,100 in 1995 and
      $10,224 in 1996)                             12,386          10,057
  Equity securities
    Available for sale, at fair value
     (Cost: $334 in 1995 and $2,536 in 1996)        4,746           7,154
  Mortgage loans                                    1,822           1,765
  Other invested assets                             1,246             833
  Short-term investments                            6,532           9,062
                                                 --------        --------
     Total investments                            207,921         226,584

Cash                                                2,410           3,934
Insurance receivables:
  Reinsurance receivables                          13,773          10,314
  Premiums receivable                              21,791          25,434
Deferred acquisition costs                         10,527          11,299
Accrued investment income                           4,260           4,161
Federal income taxes recoverable                      448             -
Deferred income tax asset, net                        -             2,592
Prepaid reinsurance premiums                        1,864           2,107
Receivable from affiliates, net                    13,860          13,291
Other assets                                        1,434           1,724
                                                 --------        --------
    Total Assets                                 $278,288        $301,440
                                                 ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
 	Reserves for losses and loss
     adjustment expenses                          137,978         138,090
  Unearned premium reserve                         52,799          58,451
  Reinsurance premiums payable                      2,635             975
  Accrued expenses and other liabilities            7,788           7,951
  Debt                                              2,707           1,309
  Deferred income tax liability, net                  217             -
                                                 --------        --------
     Total liabilities                            204,124         206,776
                                                 --------        --------

Commitments and contingencies

Stockholder's equity:
  Common Stock                                        -             3,606
  Additional Paid in Capital                          -            85,533
  Retained earnings                                65,284           1,280
  Net unrealized investment gains                   8,998           4,363
  Minimum pension liability adjustment               (118)           (118)
                                                 --------        --------
     Total stockholder's equity                    74,164          94,664
                                                 --------        --------
     Total Liabilities and Stockholder's Equity  $278,288        $301,440
                                                 ========        ========

See accompanying notes to Consolidated Financial Statements.


               FARM FAMILY CASUALTY INSURANCE COMPANY & SUBSIDIARY
                        Consolidated Statements of Income
                                ($ in thousands)
                                                  (Unaudited)
                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                       1995      1996      1995      1996
                                    --------  --------   --------  --------
Revenues:
  Premiums                           $29,958   $33,015    $87,021   $96,881
  Net investment income                3,692     3.989     10,701    11,492
  Realized investment gains
    (losses), net                        306      (102)       198       (25)
  Other income                           189       219        580       689
                                    --------  --------   --------  --------
    Total revenues                    34,145    37,121     98,500   109,037
                                    --------  --------   --------  --------
Losses and Expenses:
  Losses and loss adjustment
     expenses                         20,826    23,089     61,491    71,842
  Underwriting expenses                8,774     9,075     25,184    27,042
  Interest expense                        54        33        162       141
  Dividends to policyholders              43        43        134       156
                                    --------  --------   --------  --------
    Total losses and expenses         29,697    32,240     86,971    99,181
                                    --------  --------   --------  --------

Income before federal income tax
     expense and extraordinary item    4,448     4,881     11,529     9,856

Federal income tax expense             1,275     1,495      3,328     3,114
                                    --------  --------   --------  --------
Income before extraordinary item      $3,173    $3,386     $8,201    $6,742

Extraordinary item
    - demutualization expense            -         126        -       1,543
                                    --------  --------   --------  --------
     Net Income                       $3,173    $3,260     $8,201    $5,199
                                    ========  ========   ========  ========

See accompanying notes to Consolidated Financial Statements.


                FARM FAMILY CASUALTY INSURANCE COMPANY & SUBSIDIARY
                       Consolidated Statements of Cash Flows
                                   ($ in thousands)
                                                 For the Nine Month Period
                                                    Ended September 30,
                                                     1995         1996
                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                           $8,201       $5,199

Adjustments to reconcile net income
  to net cash provided by operating activities:
  Realized investment (gains) losses                   (198)          25
  Amortization of bond discount                          41           99
  Deferred income taxes                                (665)        (313)
  Extraordinary item - demutualization expense          -          1,543
  Changes in:
    Reinsurance receivables                           1,442        3,459
    Premiums receivable                              (6,097)      (3,643)
    Deferred acquisition costs                       (2,375)        (772)
    Accrued investment income                           501           99
    Federal income taxes recoverable                    899          448
    Prepaid reinsurance premiums                       (247)        (243)
    Receivable from affiliates                       (2,997)         569
    Other assets                                        463         (289)
    Reserves for losses and loss adjustment expenses  6,490          112
    Unearned premium reserve                          6,789        5,652
    Reinsurance premiums payable                       (796)      (1,660)
    Accrued expenses and other liabilities              516          164
    Capital Contribution -
          1995 Demutualization Expenses                 -            394
                                                   --------     --------
      Total adjustments                               3,766        5,644
      Net cash provided by operating activities
          before extraordinary item                 $11,967      $10,843
      Extraordinary item - demutualization expense      -         (1,543)
                                                   --------     --------
      Net cash provided by operating activities     $11,967       $9,300
                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales:
  Fixed maturities available for sale                21,983        5,450
  Equity securities                                     -            144
Investment collections:
  Fixed maturities available for sale                10,283        7,238
  Fixed maturities held to maturity                     292        2,289
  Mortgage loans                                         50           57
Investment purchases:
  Fixed maturities available for sale               (43,825)     (36,924)
  Equity securities                                     -         (1,903)
Change in short-term investments, net                (2,239)      (2,531)
Change in other invested assets                         405          259
                                                   --------     --------
       Net cash used in investing activities       ($13,051)    ($25,921)
                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution                                    -         18,171
Principal payments on debt                              (39)         (26)
                                                   --------     --------
       Net cash used in financing activities           ($39)     $18,145
                                                   --------     --------
       Net increase (decrease) in cash               (1,123)       1,524
Cash, beginning of period                             4,507        2,410
                                                   --------     --------
Cash, end of period                                  $3,384       $3,934
                                                   ========     ========

See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements
------------------------------------------

1.  Summary of Significant Accounting Policies

    The accompanying consolidated financial statements include the accounts of Farm Family Casualty Insurance Company and its wholly owned subsidiary, Rural Agency & Brokerage, Inc. (collectively referred to as the "Company"). On July 26, 1996, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings, Inc. pursuant to a Plan of Reorganization and Conversion. In addition, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1996, and the consolidated results of operations for the periods ended September 30, 1995 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

General
-------

On July 26, 1996, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings, Inc. pursuant to a Plan of Reorganization and Conversion (the
"Plan"). In addition, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company. Farm Family
Casualty Insurance Company (the "Casualty Company") is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. The Casualty Company provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. In addition, the Company's wholly owned subsidiary, Rural Agency and Brokerage, Inc. ("Rural Agency"), places insurance coverages not underwritten by the Casualty
Company for the Casualty Company's policyholders. The Casualty Company and Rural Agency are collectively referred to herein as "the Company". The operations of the Casualty Company are also closely related with those of its affiliates, Farm Family Life Insurance Company (the "Life Company") and the Life Company's wholly owned subsidiary, United Farm Family Insurance Company.
On July 26, 1996, pursuant to the Plan the Casualty Company issued 2,253,878 shares of its common stock, representing all of its issued and outstanding common stock, to Farm Family Holdings, Inc.

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

For the nine month periods ended September 30, 1996 and 1995, 38.7% and 39.1%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 22.4% and 20.7%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

The Special Farm Package is a flexible, multi-line package of insurance coverage which the Company regards as its "flagship" product. For the nine month periods ended September 30, 1996 and 1995, 24.5% and 24.9%, respectively, of the Company's direct written premiums were derived from the Special Farm Package product. The Company concentrates on the Special Farm Package and its other established major product lines and, increasingly, on its businessowners and homeowners products. It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products.

The following Results of Operations include the operations of the Casualty Company and Rural Agency.

Results of Operations
---------------------

The Three Month Period Ended September 30, 1996 Compared to the
Three Month Period Ended September 30, 1995

Premiums
--------
Premium revenue increased $3.1 million or 10.2%, during the three month period ended September 30, 1996 to $33.0 million from $29.9 million for the same period in 1995. The increase in premium revenue in 1996 resulted from an increase of $2.5 million in earned premiums on additional business directly written by the Company, a decrease of $0.5 million in earned premiums retained by the Company and not ceded to reinsurers and an increase of $0.1 million in earned premiums assumed. The $2.5 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $2.5 million, or 8.9%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) which was partially offset by a decrease of $0.3 million in earned premiums from the Company's assigned risk business. The number of policies in force related to the Company's primary products increased by 7.4% to approximately 111,400 as of September 30, 1996 from approximately 103,700 as of September 30, 1995 and the average premium earned for each such policy increased by 1.4% during the three month period ended September 30, 1996 compared to the same period in 1995.

Net Investment Income
---------------------
Net investment income increased $0.3 million or 8.0% to $4.0 million for the three month period ended September 30, 1996 from $3.7 million for the same period in 1995. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of
approximately  $32.8  million, or 17.1%   from  September 30,
1996 compared to September 30, 1995. The increase in average cash and invested assets was primarily attributable to the capital contribution of $18.2 million received in July 1996 from the Casualty Company's parent, Farm Family Holdings, Inc. The return realized on the Company's cash and investments was 7.5% for the three month period ended September 30, 1996 and 7.6% for the same period in 1995.

Net Realized Investment Gains (Losses)
--------------------------------------
Net realized investment losses were $102,000 for the three month period ended September 30, 1996 compared to a gain of $306,000 for the same period in 1995.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $2.2 million, or 10.9%, to $23.0 million for the three month period ended September 30, 1996 from $20.8 million for the same period in
1995.   Loss and loss adjustment expenses were 69.9% of premium
revenue for the three month period ended September 30, 1996 compared to 69.5% of premium revenue for the same period in 1995. Losses believed to be storm and weather related aggregated $0.7 million in the three month period ended September 30, 1996 compared to $1.3 million for the same period in 1995.

Underwriting Expenses
---------------------
Underwriting expenses increased $0.3 million, or 3.4%, to $9.1 million for the three month period ended September 30, 1996 from $8.8 million for the same period in 1995. For the three month period ended September 30, 1996, underwriting expenses were 27.5% of premium revenue compared to 29.3% in 1995. The reduction in the underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $0.2 million to $1.5 million in 1996 from $1.3 million in 1995. Federal income tax expense was 30.6% of income before federal income tax expense for the three month period ended September 30, 1996 compared to 28.7% for the same period in 1995.

Income Before Extraordinary Item
--------------------------------
Income before extraordinary item increased $0.2 million or 6.7% to $3.4 million for the three month period ended September 30, 1996 compared to $3.2 million for the same period in 1995 primarily as a result of the foregoing factors.

Net Income
----------
Net income increased $0.1 million to $3.3 million for the three month period ended September 30, 1996 from $3.2 million for the same period in 1995 primarily as a result of foregoing factors despite the impact of $0.1 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item.

The Nine Month Period Ended September 30, 1996 Compared to the
Nine Month Period Ended September 30, 1995

Premiums
--------
Premium revenue increased $9.9 million or 11.3%, during the nine month period ended September 30, 1996 to $96.9 million from $87.0 million for the same period in 1995. The increase in premium revenue in 1996 resulted from an increase of $8.2 million in earned premiums on additional business directly written by the Company and an increase of $1.8 million in earned premiums retained by the Company and not ceded to reinsurers, which was partially offset by a decrease of $0.1 million in earned premiums assumed. The $8.2 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $7.1 million, or 8.9%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $0.6 million in earned premiums on the Company's workers compensation business. The number of policies in force related to the Company's primary products increased by 7.4% to approximately 111,400 as of September 30, 1996 from approximately 103,700 as of September 30, 1995 and the average premium earned for each such policy increased by 1.4% during the nine month period ended September 30, 1996 compared to the same period in 1995. The $1.8 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which earned premiums ceded by the Company was slightly reduced.

Net Investment Income
---------------------
Net investment income increased $0.8 million or 7.4% to $11.5 million for the nine month period ended September 30, 1996 from $10.7 million for the same period in 1995. The increase in net investment income was primarily the result of an increase in cash and investments of approximately $32.8 million, or 17.1% primarily as a result of a capital contribution of $18.2 million received in July 1996 from the Casualty Company's parent, Farm Family Holdings, Inc. The return realized on the Company's cash and invested assets was 7.3% for the nine month period ended September 30, 1996 and 7.5% for the same period in 1995.

Net Realized Investment Gains (Losses)
--------------------------------------
Net realized investment losses were $25,000 for the nine month period ended September 30, 1996 compared to a gain of $198,000 for the same period in 1995.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $10.4 million, or 16.8%, to $71.8 million for the nine month period ended September 30, 1996 from $60.5 million for the same period in
1995.   Loss and loss adjustment expenses were 74.2% of premium
revenue for the nine month period ended September 30, 1996 compared to 70.7% of premium revenue for the same period in 1995. The increase in the loss and loss adjustment expense ratio was primarily attributable to the frequency of weather related losses in the Northeastern United States during the three months ended March 31, 1996. Losses believed to be storm and weather related aggregated $9.4 million in nine month period ended September 30, 1996 compared to $3.4 million for the same period in 1995.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.8 million, or 7.4%, to $27.0 million for the nine month period ended September 30, 1996 from $25.2 million for the same period in 1995. For the nine month period ended September 30, 1996, underwriting expenses were 27.9% of premium revenue compared to 28.9% in 1995. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
--------------------------
Federal income tax expense decreased $0.2 million to $3.1 million in 1996 from $3.3 million in 1995. Federal income tax expense was 31.6% of income before federal income tax expense for the nine month period ended September 30, 1996 compared to 28.9% for the same period in 1995.

Income Before Extraordinary Item
--------------------------------
Income before extraordinary item decreased $1.5 million to $6.7 million for the nine month period ended September 30, 1996 compared to $8.2 million for the same period in 1995 primarily as a result of the foregoing factors.

Net Income
----------
Net income decreased $3.0 million to $5.2 million for the nine month period ended September 30, 1996 from $8.2 million for the same period in 1995 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $9.3 million and $12.0 million during the nine month periods ended September 30, 1996 and 1995, respectively. The decrease in net cash provided by operating activities during the nine month period ended September 30, 1996 was primarily attributable to the decrease in net income and an increase in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $25.9 million and $13.1 million during the nine month periods ended September 30, 1996 and 1995, respectively primarily as a result of a reduction in the proceeds on the maturities and sales of fixed maturities.

Net cash provided by financing activities increased $18.1 million for the nine month period ended September 30, 1996 compared to the same period in 1995 primarily as a result of a capital contribution from the Casualty Company's parent, Farm Family Holdings, Inc. of $18.2 million.

The Casualty Company has in place an unsecured line of credit with Key Bank of New York under which it may borrow up to $2.0 million. At September 30, 1996, no amounts were outstanding on this line of credit, which has an annual interest rate equal to the bank's prime rate. In addition, at September 30, 1996, the Casualty Company had $1.3 million of surplus notes outstanding.
 The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

Item 6.	Exhibits and Reports on Form 8-K

  A report on Form 8-K was filed on July 22, 1996 reporting a press release issued by Farm Family Holdings, Inc. announcing an initial public offering of 2.47 million shares of its common stock at a price of $16.00 per share.

  No financial statements were filed with the Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FARM FAMILY CASUALTY INSURANCE COMPANY
                                               (Registrant)


    November 14, 1996                       /s/ Philip P. Weber
-------------------------  ----------------------------------------------------
          (Date)           Philip P. Weber, President & Chief Executive Officer
                                      (Principal Administrative Officer)

    November 14, 1996                      /s/ Timothy A. Walsh
-------------------------  ----------------------------------------------------
          (Date)            Timothy A. Walsh, Senior Vice President - Finance
                                       (Principal Financial Officer)