Form 10-K
period 1996-12-31
FARM FAMILY MUTUAL INSURANCE CO
filed 1997-03-31
CIK 277269

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                           Commission File No. 2-57299

                     FARM FAMILY CASUALTY INSURANCE COMPANY
                           New York IRS No. 14-1415410

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


Farm Family Casualty Insurance Company issued 2,253,878 shares of $1.60 par common stock (the "Common Stock) to Farm Family Holdings,Inc. on July 26, 1996. All of the Common Stock is owned by Farm Family Holdings, Inc. There is no market for the Common Stock.




                                     PART I


ITEM 1.  BUSINESS

Overview

     Farm Family Casualty Insurance Company (referred to herein as the "Company" or "FFCIC") is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities in Connecticut, Delaware, Maine, Massachusetts, New Hampshire, New Jersey, New
York, Rhode Island, Vermont and West Virginia. Established in 1955 to meet certain insurance needs of Farm Bureau(R) members in the Northeast, the Company provides flexible, multi-line packages of insurance for those engaged in agricultural pursuits, as well as automobile, commercial general liability, workers' compensation, umbrella liability, businessowners, homeowners and other insurance products to rural and suburban policyholders in ten states. Life insurance products are also sold to many of these customers by Farm Family Life Insurance Company (the "Life Company"), an affiliate of the Company. In addition, the Company's wholly owned subsidiary, Rural Agency and Brokerage, Inc. ("Rural Agency") places insurance coverages not underwritten by the Company for the Company's policyholders. The Company is a wholly owned subsidiary of Farm Family Holdings, Inc.

     The Company is closely affiliated with the Farm Bureaus(R) in the ten states in which it operates (collectively, the "Farm Bureaus"). The Company has the exclusive endorsement of the Farm Bureaus to market property casualty insurance in these states. Membership in state or county Farm Bureau organizations is generally a prerequisite for the issuance or renewal of any policy by the Company.

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

     The Company's principal strategy is to maintain its focus on meeting many of the specialized insurance needs of Northeastern rural and suburban communities. The Company's flagship product, the Special Farm Package, is a flexible policy that can be adapted to meet the needs of a variety of agricultural and agricultural related businesses. As evidenced by its introduction of businessowners products in 1990, the Company also seeks to leverage its local reputation, agency force, knowledge and experience to expand its product offerings to a wider variety of customers in the rural and suburban communities in which it currently operates. In addition, the Company will continue to seek to facilitate and expedite sales, underwriting and policy administration functions through the expanded use of local service centers and computer networking communications with the home office.

Plan of Reorganization and Conversion:

     On July 26, 1996, in accordance with a Plan of Reorganization and Conversion ( the "Plan") filed with and approved by the Superintendent of Insurance of the State of New York, the Company converted from a mutual property and casualty insurance company to a stock property and casualty insurance company, changed its name from Farm Family Mutual Insurance Company to Farm Family Casualty Insurance Company, and became a wholly owned subsidiary of Farm Family Holdings, Inc. (the "Holding Company"). Under the Plan, eligible Farm Family Mutual policyholders received either shares of common stock of the Holding Company or cash in exchange for their policyholder interests in the Company, and holders of surplus notes electing to surrender such notes in the reorganization received shares of common stock of the Holding Company or cash in exchange for such notes. The principal purposes of the reorganization are to improve the Company's access to the capital markets and to raise capital to expand and develop its business in the rural and suburban areas in which it currently operates.

Related  Party Transactions

The operations of the Company are closely related with those of its parent, Farm Family Holdings, Inc., and its affiliates, the Life Company and the Life
Company's wholly owned subsidiary, United Farm Family Insurance Company ("United"). The affiliated companies operate under similar Board of Directors and have similar senior management. In addition, the affiliated companies share home office facilities, data processing equipment, certain personnel and other operational expenses.

The Company and the Life Company are parties to an Amended and Restated Expense Sharing Agreement, effective as of February 14, 1996 (the "Expense Sharing Agreement"), pursuant to which shared expenses for goods, services and facilities are allocated between the Company and the Life Company. Under the Expense Sharing Agreement, expenses are allocated in accordance with applicable provisions of the New York Insurance Law and regulations promulgated thereunder. Direct expenses are charged as incurred to the Company and the Life Company, as applicable, at cost. For each of the years ended December 31, 1996, 1995, and 1994, 63%, 61%, and 60%, respectively, of aggregate operating expenses totaling $30.7 million, $26.8 million and $23.8 million, respectively, were allocated to the Company, under a similar expense sharing arrangement.

The Company and the Life Company are parties to a Lease Agreement dated July 1, 1988, as amended by Amendment to Lease Agreement, effective January 1, 1994 (as so amended, the "Lease Agreement") pursuant to which the Company leases home office space in Glenmont, New York from the Life Company. Annual rent under the Lease Agreement was $712,000, $687,000, and $629,000 for each of the years ended December 31, 1996, 1995, and 1994, respectively.

The Company's reinsurance program includes reinsurance agreements with United. In accordance with the provisions of these reinsurance agreements, premiums earned, losses and expenses ceded by the Company to United were as follows:

($ in thousands)                                   1996      1995      1994
----------------------------------------           ----      ----      ----
Premiums earned ...............................  $9,334    $9,238    $9,750
Losses ........................................   7,049     6,447     7,158
Expenses ......................................     446       199       213
Net ...........................................  $1,839    $2,592    $2,379

     The Company and United are parties to a Service Agreement dated July 25, 1988 (the "Service Agreement") pursuant to which the Company provides United with certain administrative and special services necessary for its operations, including, but not limited to, claims management, underwriting, accounting, tax and auditing, investment management, and functional support services. In
addition,  the  Company  provides  United  with  certain  personnel,   property,
equipment and facilities for its operations. For each of the years ended December 31, 1996, 1995, and 1994, United incurred approximately $0.7 million, $0.8 million, and $0.5 million, respectively, in direct and allocated expenses and overhead under the Service Agreement.

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

The following table sets forth by product the direct premiums written by the company for the periods indicated:

                                          Year Ended December 31,
($ in millions)
                                       % of           % of           % of
                                1996   Total   1995   Total   1994   Total
                                ----   -----   ----   -----   ----   -----


Personal Automobile ......      $50.0  34.2%   $46.5  34.2%   $40.3  33.0%
Special Farm Package             35.9  24.5%    34.0  25.0%    32.7  26.8%
Commercial Automobile            24.1  16.5%    22.7  16.7%    20.2  16.6%
Workers' Compensation             9.7   6.5%     9.1   6.7%     8.1   6.6%
Businessowners                    7.6   5.2%     6.6   4.9%     5.3   4.3%
Homeowners                        6.1   4.2%     5.2   3.8%     4.1   3.4%
Umbrella                          4.6   3.1%     4.4   3.2%     4.2   3.4%
Commercial General Liability      3.9   2.7%     3.4   2.5%     3.0   2.5%
Special Home Package              2.9   2.0%     2.8   2.1%     2.8   2.3%
Fire, Allied, Inland Marine       1.2   0.8%     1.0   0.7%     1.0   0.8%
Products Liability                0.3   0.2%     0.2   0.1%     0.2   0.2%
Pollution                         0.1   0.1%     0.1   0.1%     0.1   0.1%
                                  ---   ---      ---   ---      ---   ---
     Total                     $146.4 100.0%  $136.0 100.0%  $122.0 100.0%
                               ====== =====   ====== =====   ====== =====

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

     Pollution. The Company writes a small number of pollution liability policies covering specified farm risks on a "claims-made" basis. The policy insures against losses incurred from third party liability, including bodily injury and property damages, for pollution incidents, such as those caused from pesticides, fertilizers, herbicides and manure piles. An "extended reporting period" option is available under certain circumstances which allows for claim reporting after the policy expiration. As of December 31, 1996, The Company had approximately 260 pollution policies in force.


Marketing

     The following table sets forth the Company's direct written premiums by state for the periods indicated:

                                    Year Ended December 31,
($ in millions)               % of                 % of               % of
                    1996      Total     1995      Total    1994      Total
                   -----      -----    -----      -----    -----     -----
New York ....   $   56.5      38.6% $   53.2      39.1% $   47.0     38.5%
New Jersey ..       33.1      22.6%     28.3      20.8%     23.9     19.6%
Massachusetts       10.3       7.0%     10.5       7.7%     10.1      8.3%
Connecticut .        9.8       6.7%      9.1       6.7%      8.2      6.7%
West Virginia        8.1       5.5%      7.8       5.7%      7.3      6.0%
Maine .......        6.8       4.7%      6.9       5.1%      6.7      5.5%
New Hampshire        6.7       4.6%      6.8       5.0%      6.7      5.5%
Vermont .....        5.7       3.9%      5.3       3.9%      5.0      4.1%
Delaware ....        5.0       3.4%      4.4       3.3%      4.1      3.4%
Rhode Island         4.4       3.0%      3.7       2.7%      3.0      2.4%
                     ---       ---       ---       ---       ---      ---
                $  146.4     100.0% $  136.0     100.0% $  122.0    100.0%
                ========     =====  ========     =====  ========    =====

     As of December 31, 1996, the Company marketed its property and casualty insurance products in its ten state region through approximately 189 full-time agents, 15 field managers and 10 associate field managers. Many of the Company's agents are established residents of the rural and suburban communities in which they operate and often have specific prior experience in agricultural related businesses. The Company's agents generally market and write the full range of its products. In addition to marketing the Company's property and casualty insurance products, the agency force also markets life insurance products for the Life Company. The Company's policies are marketed exclusively through its agency force. In 1996 Agent compensation was comprised entirely of fixed commissions, office expense allowances and incentive bonuses.

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

Underwriting

     The Company seeks to write its commercial and personal lines risks by evaluating loss experience and underwriting profitability with consistently applied standards. The Company maintains information on all aspects of its business which is routinely reviewed by the Company's staff of underwriters in relationship to product line profitability. The Company's underwriters generally specialize by agency territory. Specific information is monitored with regard to individual insureds which is used to assist the Company in making decisions about policy renewals or modifications.

     The Company concentrates on its established major product lines (personal and commercial auto, Special Farm Package, businessowners and homeowners policies). It generally does not pursue the development of products with risk profiles with which it is not familiar, nor does it, typically, actively market its automobile, workers' compensation or general liability policies except to policyholders who may also purchase its Special Farm Package, businessowners or homeowners products. The Company believes its extensive knowledge of local markets in its region is a key element in its underwriting process.

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

     The Company 's property catastrophe reinsurance provides for recovery of 95% of the losses over $6 million up to a maximum of $51 million per occurrence and approximately 79% of the losses between $3 million and $6 million per occurrence. The Company retains the first $3 million of losses per occurrence under its property catastrophe program. United is a participant in Farm Family's property catastrophe reinsurance program and assumes 2% of losses per occurrence between $11 million and $51 million and approximately 16% of losses between $3 million and $6 million.

     The insolvency or inability of any reinsurer to meet its obligations to the Company could have a material adverse effect on the results of operations or financial condition of the Company. As of December 31, 1996, more than 95% of the Company's reinsurance program was provided by reinsurers which were rated "A-" (Excellent) or above by A.M. Best Company, Inc. ("A.M. Best").

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

     Reinsurance Assumed

     The Company assumes voluntary reinsurance covering primarily property, property catastrophe and casualty risks located outside of the Northeast. The Company believes that, among other benefits, its assumed reinsurance arrangements balance to a limited extent the geographic concentration of its risks in the Northeast. The Company also assumes an insignificant amount of reinsurance covering substandard automobile policies from United. For the year ended December 31, 1996, the Company earned premiums of $1.6 million under various voluntary excess of loss and pro rata reinsurance agreements. In 1996, the Company generally retroceded 50% of all assumed reinsurance to United.

Loss and Loss Adjustment Expense ("LAE") Reserves

     The Company's loss reserve is an estimate of the unpaid amount, as of December 31, of the losses incurred in both the current year and all prior years. The LAE reserve is an estimate of the unpaid expenses required to settle losses incurred in both the current year and all prior years. The Company is required to maintain reserves for payment of estimated loss and LAE for both reported claims and claims which have been incurred but not yet reported. The ultimate liability incurred by the company may be different from current reserve estimates.

     Adjustments in aggregate reserves, if any, are reflected in the operating results of the period during which such adjustments are made. Although claims for which reserves are established may not be paid for several years, reserves for losses and LAE are not discounted, except for certain lifetime workers' compensation indemnity reserves where the reserves are discounted at 3.5%.

     The following table provides a reconciliation of beginning and ending loss and LAE reserve balances of the Company for each of the years in the three year period ended December 31, 1996.


                      Reconciliation of Liability for Loss
                          and Loss Adjustment Expenses
                                ($ in thousands)

                                                           For the years ended December 31,
                                                           --------------------------------
                                                            1996         1995         1994
                                                            ----         ----         ----
Reserves for losses and loss adjustment
expenses at the beginning of the year ...............   $ 137,978    $ 127,954    $ 123,477
Less:Reinsurance recoverables and receivables .......      28,655       28,230       28,761
                                                           ------       ------       ------
Net reserves for losses and loss
adjustment expenses at beginning of year ............     109,323       99,724       94,716
                                                          -------       ------       ------
Provision for losses and loss adjustment expenses for claims occurring in:
   Current year .....................................     101,418       88,366       86,370
   Prior years ......................................      (5,441)      (5,182)      (3,690)
                                                           ------       ------       ------
Total incurred losses and loss adjustment expenses ..      94,977       83,184       82,680
                                                           ------       ------       ------
Loss and loss adjustment expenses payments for claims occurring in:
   Current year .....................................      50,122       40,519       43,232
   Prior years ......................................      39,795       33,066       34,440
                                                           ------       ------       ------
Total payments ......................................      89,917       73,585       77,672
Net reserves for losses and loss
adjustment expenses at end of year ..................     114,383      109,323       99,724
Add:Reinsurance recoverables and receivables ........      26,837       28,655       28,230
                                                           ------       ------       ------
Reserves for losses and loss adjustment expenses at
end of year .........................................   $ 141,220    $ 137,978    $ 127,954
                                                        =========    =========    =========

Analysis of Loss and Loss Adjustment Expense Development

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

     In evaluating the information in the table below, it should be noted that each amount includes the effects of all changes in amounts of prior periods. For example, if a loss determined in 1993 to be $150,000 was first reserved in 1985 at $100,000, the $50,000 deficiency (actual loss minus original estimate) would be included in the cumulative deficiency in each of the years 1986 through 1992 shown below. This table presents development data by calendar year and does not relate the data to the year in which the accident actually occurred. Conditions and trends that have affected the development of these reserves in the past may not necessarily recur in the future.

     The following table sets forth the development of loss and loss adjustment expenses reserves of the Company for the ten-year period ended December 31, 1996:

Analysis of Loss and Loss Adjustment Expense Development

($ in thousands)

Year Ended December 31,    1986     1987     1988     1989    1990     1991     1992     1993     1994     1995       1996
                          ------   ------   ------   ------  ------   ------   ------   ------    -----   ------     ------

Reserves for Losses
 and Loss
  Adjustment Expenses .  $41,718  $53,126  $65,543  $78,339  $94,135 $110,135 $117,497 $123,477 $127,954  $137,978  $141,220
Reinsurance Recoverable
 on unpaid losses .....   (5,053)  (5,468)  (7,126) (11,784) (22,123) (25,048) (24,463) (28,761) (28,230) (28,655)   (26,837)
                          ------   ------   ------  -------  -------  -------  -------  -------  -------  -------    -------
Reserves for Losses
 and Loss Adjustment
  Expenses, Net .......   36,665   47,658   58,417   66,555   72,012   85,087   93,034   94,716   99,724   109,323   114,383
                          ======   ======   ======   ======   ======   ======   ======   ======   ======   =======   =======

Reserves, Net,
 Reestimated as of:
One year later ........   37,961   50,145   57,932   69,036   76,786   84,514   91,561   88,296   94,542   103,882
Two years later .......   38,047   50,572   63,348   72,478   76,442   84,305   89,666   82,876   87,592
Three years later .....   39,057   53,540   65,399   72,926   76,832   83,960   86,876   81,556
Four years later ......   39,981   55,303   65,842   73,130   77,879   82,750   85,204
Five years later ......   41,097   55,445   66,289   74,599   77,375   81,690
Six years later .......   41,088   56,018   68,298   74,391   76,811
Seven years later .....   41,072   57,751   68,370   74,578
Eight years later .....   42,622   58,323   68,678
Nine years later ......   42,759   58,754
Ten years later .......   44,734

Cumulative Redundancy
         (Deficiency) .   (8,069) (11,096) (10,261)  (8,023)  (4,799)   3,397    7,830   13,160   12,132    5,441
                          ------  -------  -------   ------   ------    -----    -----   ------   ------    -----

Cumulative Amount of
 Reserves Paid Through:
One year later ........   16,621   21,931   23,852   29,587   29,446   32,708   36,692   34,439   33,066   39,796
Two years later .......   26,294   33,879   40,454   46,469   47,392   53,455   57,236   49,867   53,121
Three years later .....   31,636   42,838   51,147   57,838   60,737   65,951   66,127   62,138
Four years later ......   35,838   48,480   57,239   65,803   67,401   70,176   73,409
Five years later ......   38,588   51,216   62,168   68,950   68,634   74,752
Six years later  ......   39,836   54,644   64,423   68,652   71,697
Seven years later .....   40,920   55,794   63,815   71,075
Eight years later .....   41,693   55,313   65,940
Nine years later ......   41,116   57,174
Ten years later .......   41,698



     Prior to 1990, the Company had a history of cumulative deficiencies in reserving for losses and LAE. These deficiencies were primarily caused by the underestimation of reserves for workers' compensation, automobile and other liability claims. In 1991, the Company reviewed and revised its process for estimating reserves for losses and LAE, and in recent years the Company has generally experienced overall redundancies. The redundancies at December 31, 1996 of $13.2 million, $12.1 million and $5.4 million for the December 31, 1993, 1994 and 1995 reserves, respectively, were primarily attributable to favorable development of IBNR and case reserves for personal automobile, commercial automobile, automobile physical damage, and workers' compensation claims.


                                           Year Ended December 31,
                                           -----------------------
($ in thousands)
                                         1996       1995       1994
                                        -----      -----      -----
Reserve for unpaid losses and loss adjustment expenses:
Gross liability ...................   $141,220   $137,978   $127,954
Reinsurance recoverable ...........     26,837     28,655     28,230
                                        ------     ------     ------
Net liability .....................   $114,383   $109,323   $ 99,724
                                      ========   ========   ========
One year later:
Gross reestimated liability .......              $126,779   $116,672
Reestimated reinsurance recoverable                22,130     22,897
                                                   ------     ------
Net reestimated liability .........              $103,882   $ 94,542
                                                 ========   ========
Two years later:
Gross reestimated liability .......                         $105,637
Reestimated reinsurance recoverable                           18,045
                                                              ------
Net reestimated liability .........                         $ 87,592
                                                            ========

     The Company believes that its reserves at December 31, 1996 are adequate. Conditions and trends that have historically affected the Company's claims may not necessarily occur in the future. Accordingly, it would not be appropriate to extrapolate future deficiencies or redundancies based on the results set forth above. Future adjustments to loss reserves and LAE that are unanticipated by the Company could have a material adverse impact upon the Company's financial condition and results of operations.

Investments

     An important component of the operating results of the Company has been the return on invested assets. The Company's investment objective is to maximize current yield while maintaining safety of capital together with adequate liquidity for its insurance operations. In an effort to improve the quality and safety of its investments, the Company embarked on a plan in 1995 to reduce significantly its holdings of non-investment grade fixed maturity securities. The Company reduced its holdings of NAIC Class 3 through 6 bonds, generally considered non-investment grade, from $10.8 million, or 5.6% of its fixed maturity portfolio, as of December 31, 1995 to $6.9 million, or 3.2% of its fixed maturity portfolio, as of December 31, 1996. Due to uncertainties in the economic environment, however, it is possible that the quality of investments currently held in the Company's investment portfolio may change.

     The Company manages all of its investments internally. Investment decisions and guidelines are made and implemented by the Company's investment department under the supervision of an investment committee comprised of members of the board of directors. In addition, the Company maintains a Credit Watch Committee comprised of the Chief Executive Officer, Executive Vice President - Finance, and the Senior Vice President - Investments in order to monitor securities which have experienced late payments, adverse changes in credit rating or financial condition of the borrower or any modifications of terms. At December 31, 1996, the Company had five investments totaling $4.9 million on the Credit Watch Report, of which none were considered non-performing or in default.

The following table sets forth certain information concerning the Company's investments:

($ in thousands)                                               December 31, 1996     December 31, 1995
----------------                                               -----------------     -----------------
Type of Investment                                           Amortized     Market   Amortized    Market
                                                                Cost      Value(3)     Cost     Value(3)
Available For Sale Portfolio:
     Fixed Maturities(1)
          United States government and government
            agencies and authorities ......................   $ 11,017   $ 11,305   $ 22,700   $ 24,243
          States, municipalities and political subdivisions     42,568     43,950     21,871     23,480
          Public utilities ................................     26,244     26,233     20,008     21,126
          All other corporate bonds .......................    109,241    111,643     99,311    104,245
          Mortgage-backed securities ......................      9,676     10,342      1,082      1,130
          Redeemable preferred stock ......................      8,095      8,277      6,722      6,965
                                                                 -----      -----      -----      -----
               Total Fixed Maturities .....................   $206,841   $211,750   $171,694   $181,189

     Equity securities ....................................      2,546      7,908        334      4,746
                                                                 -----      -----        ---      -----
               Total Available for Sale ...................   $209,387   $219,658   $172,028   $185,935
                                                              ========   ========   ========   ========

Held to Maturity Portfolio:
     Fixed Maturities(2)
          States, municipalities and political subdivisions   $  5,423   $  5,482   $  5,925   $  6,298
          All other corporate bonds .......................      4,359      4,491      6,461      6,802
                                                                 -----      -----      -----      -----

          Total Held to Maturity ..........................   $  9,782   $  9,973   $ 12,386   $ 13,099
                                                              ========   ========   ========   ========

     Mortgage loans .......................................   $  1,745   $  1,745   $  1,822   $  1,822
     Short-term investments ...............................      1,982      1,982      6,532      6,532
     Other Invested Assets ................................        748        748      1,246      1,246
                                                                   ---        ---      -----      -----

          Total Investments ...............................   $223,664   $234,106   $194,014   $208,634
                                                              ========   ========   ========   ========


--------------------------------------------------------------------------------

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


     The Company's investments in fixed maturity securities are composed primarily of intermediate-term, investment grade securities. The table below contains additional information concerning the investment ratings of the Company's fixed maturity investments at December 31, 1996.

                                      Amortized    Market
Type/Ratings  of  Investment(1)          Cost      Value     Percentage(4)
------------  --  -------------          ----      -----     -------------
                                            ($  in  Thousands)
Available for Sale Portfolio:(2)
--------------------------------
     U.S. Government and Agencies .   $ 19,740   $ 20,665       9.8%
     AAA ..........................     20,229     21,034       9.9%
     AA ...........................     30,900     31,145      14.7%
     A ............................     62,070     64,205      30.3%
     BBB ..........................     66,075     66,876      31.6%
                                      --------   --------     -----
          Total BBB or Better .....    199,014    203,925      96.3%
     BB ...........................      5,877      5,924       2.8%
     B and Below ..................      1,950      1,901       0.9%
                                      --------   --------     -----
          Total Available for Sale    $206,841   $211,750     100.0%
                                      ========   ========     =====

Held to Maturity Portfolio:(3)
     U.S. Government and Agencies .          0          0       0.0%
     AAA ..........................   $  3,115   $  3,188      32.0%
     AA ...........................      1,270      1,326      13.3%
     A ............................      4,091      4,207      42.2%
     BBB ..........................          0          0       0.0%
                                      --------   --------     -----
          Total BBB or Better .....      8,476      8,721      87.4%
     BB ...........................      1,306      1,252      12.6%
     B and Below ..................          0          0       0.0%
                                      --------   --------     -----
          Total Held to Maturity ..   $  9,782   $  9,973     100.0%
                                      ========   ========    =====

(1) The ratings set forth in this table are based on the ratings, if any, assigned by Standard & Poor's Corporation ("S&P"). If S&P's ratings were unavailable, the equivalent ratings supplied by Moody's Investors Services, Inc., Fitch Investors Service, Inc. or the NAIC were used where available. The percentage of securities that were not assigned a rating by S&P at December 31, 1996 was 4.7%.

(2) Fixed maturities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company.

(3) Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

(4) Represents percent of market value for classification as a percent of total for each portfolio.


     The table below sets forth the maturity profile of the Company's fixed maturity investments as of December 31, 1996


                                         Amortized    Market
Maturity                                   Cost(1)   Value(2) Percentage

Available for Sale:
1 year or less .......................   $    771   $    746       0.4%
More than 1 year through 3 years .....     13,354     13,490       6.4%
More than 3 years through 5 years ....      9,719     10,253       4.8%
More than 5 years through 10 years ...     98,271     99,677      47.1%
More than 10 years through 15 years ..     44,228     44,784      21.1%
More than 15 years through 20 years ..     14,032     14,389       6.8%
More than 20 years ...................     16,790     18,069       8.5%
Mortgage backed securities ...........      9,676     10,342       4.9%
                                            -----     ------       ---
Total ................................   $206,841   $211,750     100.0%
                                         ========   ========     =====

Held to Maturity:
1 year or less .......................   $    350   $    358       3.6%
More than 1 year through 3 years .....        706        716       7.2%
More than 3 years through 5 years ....        211        207       2.1%
More than 5 years through 10 years ...      3,186      3,173      31.8%
More than 10 years through 15 years ..      5,329      5,519      55.3%
More than 15 years through 20 years ..       --         --         0.0%
More than 20 years ...................       --         --         0.0%
                                            -----      -----     -----
Total ................................   $  9,782   $  9,973     100.0%
                                         ========   ========     =====

(1) Fixed maturities in the Available for Sale Portfolio are carried at market value in the consolidated financial statements of the Company. Fixed maturities in the Held to Maturity Portfolio are carried at amortized cost.

(2) The Company obtains market value information primarily through the pricing service offered by Interactive Data Corporation. Market values are also obtained, to a lesser extent, from various brokers who provide price quotes


   The average duration and average maturity of the Company's fixed maturity investments as of December 31, 1996 were approximately 6.2 and 10.1 years, respectively. As a result, the market value of the Company's investments may fluctuate significantly in response to changes in interest rates. In addition, the Company may also be likely to experience investment losses to the extent its liquidity needs require the disposition of fixed maturity securities in unfavorable interest rate environments.

     For the year ended December 31, 1996, compared with the prior year, the amortized cost of the Company's cash and invested assets increased 16.0% to $227.8 million. As a result of the reduction in holdings of certain non-investment grade securities, the Company anticipates that future investment yields may be lower than they otherwise would be. For the years ended December 31, 1996, 1995 and 1994, the Company's net investment income, average cash and invested assets and return on average cash and invested assets were as follows:


                                                Years Ended December 31,
($ in millions)
                                                 1996      1995      1994
                                                 ----      ----      ----
Net investment income ....................   $   15.6  $   14.3  $   13.2
Average cash and invested assets .........   $  212.0  $  187.8  $  173.9
Return on average cash and invested assets        7.5%      7.6%      7.6%


Information Services

     The Company's automated information processing capabilities are supported by centralized computer systems and a network of personal computers linking agents, claims offices and service centers with the Company's home office data center and information services division. This network enables field employees and agents to work directly with clients in response to service questions and policy transactions. A specialized client information system containing policy and claim information for each customer's portfolio is utilized by the Company's agents to monitor policy activity. Also, personalized summaries of material events affecting each agent's policies are updated daily on the network and forwarded to agents. Substantially all of the Company's information services equipment, including the centralized computer systems and computer network, is owned by the Life Company. Information systems expenses are shared by the Company and the Life Company pursuant to an agreement. (See Item 1:
Business-Related Parties.)

A.M. Best Rating

     A.M. Best, which rates insurance companies based on factors of concern to policyholders, currently assigns an "A-" (Excellent) rating (its fourth highest rating category) to Farm Family Casualty. A.M. Best assigns "A" or "A-" ratings to companies which, in its opinion, have demonstrated excellent overall performance when compared to the standards established by A.M. Best. Companies rated "A" or "A-" have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews the company's profitability, leverage and liquidity, as well as the company's book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss reserves, the adequacy of its surplus, its capital structure, the experience and competency of its management and its market presence. No assurance can be given that A.M. Best will not reduce the Company's current rating in the future.

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

Seasonality

     Although the insurance business generally is not seasonal, losses and loss adjustment expenses tend to be higher for periods of severe or inclement weather.

Employees

     The Company shares many of its employees with Farm Family Life. As of December 31, 1996, the total number of full time employees of the Company and Farm Family Life was 389 employees in aggregate, of which 286 were employed in the home office. Based on annual time studies, 63% of total employee expenses, including salary expense, is currently allocated to the Company and 37% is allocated to Farm Family Life, Farm Family Holdings and United Farm Family. See "Certain Relationships and Related Transactions". None of these employees are covered by a collective bargaining agreement, and the Company believes that its employee relations are good.

Effect of Regulation

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

     Risk-Based Capital

     State insurance departments use a methodology developed by the NAIC for assessing the adequacy of statutory surplus of property and casualty insurers which includes a risk-based capital formula that attempts to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The formula is designed to allow state insurance regulators to identify potential inadequately capitalized companies. Under the formula, a company determines its "risk-based capital" ("RBC") by taking into account certain risks related to the insurer's assets (including risks related to its investment portfolio and ceded reinsurance) and the insurer's liabilities (including underwriting risks related to the nature and experience of its insurance business). The risk-based capital rules provide for different levels of regulatory attention depending on the ratio of a company's total adjusted capital to its "authorized control level" of RBC. Based on calculations made by the Company, the risk-based capital level for the Company exceeds a level that would trigger regulatory attention. At December 31, 1996, the Company's total adjusted capital was $83.2 million, and the threshold requiring the least regulatory attention was $26.7 million.

     NAIC-IRIS Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is primarily intended to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies 12 ratios for the property and casualty insurance industry and specifies a range of "usual values" for each ratio. Departure from the "usual value" range on four or more ratios may lead to increased regulatory oversight from individual state insurance commissioners. The Company did not have any ratios which varied from the "usual value" range in 1996, 1995 or 1994.

Risk Factors

     In addition to the normal risks of business, the Company is subject to significant risk factors, including but not limited to: (i) the inherent uncertainty in the process of establishing property-liability loss reserves, including reserves for the cost of pollution claims, and the fact that ultimate losses could materially exceed established loss reserves and have a material adverse effect on results of operations and financial condition; (ii) the potential material adverse impact on its financial condition, results of operations and cash flow of losses arising out of catastrophes; (iii) the insolvency or inability of any reinsurer to meet its obligations to the Company may have a material adverse effect on the business and results of operations of the Company; (iv) the need to maintain appropriate levels of statutory capital and surplus, particularly in light of continuing scrutiny by rating organizations and state insurance regulatory authorities, and to maintain acceptable financial strength or claims-paying ability ratings; (v) there can be no assurance that the Company will be able to maintain its current A.M. Best rating and that the Company's business and results of operations could be materially adversely affected by a rating downgrade; (vi) the fact that the property and casualty market is highly competitive and certain of its competitors may have substantially greater financial, technical and operating resources than the Company; (vii) the extensive regulation and supervision to which the Company is subject, various regulatory initiatives that may affect the Company, and regulatory and other legal actions involving the Company; (viii) the impact on the revenues and profitability of the Company from prevailing economic, regulatory, demographic and other conditions in New York, New Jersey and the other states in which the company operates; (ix) the fact that since a substantial portion of the Company's business is concentrated in a relatively small number of states, a significant change in or the termination of the Company's relationship with the Farm Bureaus in certain of these states could have a materially adverse effect on the Company's results of operations and financial condition; and (x) the inherent uncertainty in the economic environment may cause the quality of the investments currently held in the Company's investment portfolio to change. The Company has experienced, and can be expected in the future to experience, storm and weather related losses which may have a material adverse impact on the Company's results of operations, financial condition and cash flow.



"Safe Harbor"  statement under the Private  Securities  Litigation Reform Act of
1995

     With the  exception of  historical  information,  the matters  discussed or incorporated by reference in this Report on Form 10-K are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include, but are not limited to, the following: exposure to catastrophe losses, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio and other risks indicated in this Report on Form 10-K and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings.

Executive Officers of the Registrant
                                                                      Date First
                                                                       Elected
                                                                      Officer of
Name                  Age   Position Presently Held with Registrant   Registrant
----                  ---   ---------------------------------------   ----------
Philip P. Weber        48   President & Chief Executive Officer          1987
James J. Bettini       42   Executive Vice President - Operations        1990
Victoria M. Stanton    37   Executive Vice President,                    1991
                             General Counsel and Secretary
Timothy A. Walsh       35   Executive Vice President - Finance           1996
William T. Conine      48   Senior Vice President - Information Services 1985
Stuart C. Henderson    41   Senior Vice President - Casualty Operations  1991
Raymond A. Osterhout   52   Senior Vice President - Investments          1987
Dale E. Wyman          54   Senior Vice President - Marketing            1989

     There are no family relationships among any of such officers nor are there any arrangements or understandings between any person pursuant to which he/she was elected as an officer. All officers serve at the pleasure of the Board of Directors, but subject to the foregoing, are elected for terms of approximately one year until the next Annual Meeting of the Company.

     All the Executive Officers of the Registrant have been employed by the Registrant in various executive or administrative capacities for at least five years, except for the following:

     Mr. Walsh has served as Executive Vice President - Finance & Treasurer of Farm Family Holdings, Inc. and Executive Vice President - Finance since December 1996 and Treasurer of Farm Family Holdings, Inc. from October 1996 to December
1996. Mr. Walsh was Senior Vice President - Finance of Farm Family Casualty Insurance Company from March 1996 to December 1996, and Director of Corporate Development of FFCIC from August 1995 to March 1996. Previously, Mr. Walsh was Vice President, Finance & Chief Financial Officer with MPW Industrial Services, Inc., Columbus, OH, from April 1994 to August 1995, Corporate Controller of NSC Corporation, Methuen, MA from July 1992 to April 1994 and Senior Manager at KPMG Peat Marwick from July 1983 to July 1992.

ITEM 2.  PROPERTIES

     The Company currently leases space for its home office in Glenmont, New York from the Life Company. The lease provides for the Company to pay the Life Company an annual rental of approximately $712,000. The lease expires on December 31, 1998. See "Related Party Transactions".

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

None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

     Pursuant to the Plan of Reorganization and Conversion (see Item 1. Business
- Plan of Reorganization and Conversion) , the Company issued 2,253,878 shares of $1.60 par common stock to Farm Family Holdings, Inc., on July 26, 1996 . All of the Company's common stock is owned by Farm Family Holdings, Inc. There is no market for the Company's common stock. No dividends were paid in 1996 on the Company's common stock. As an insurance company domiciled in the state of New York, the Company's dividend payments are restricted by New York state law. The Company currently does not plan to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain consolidated financial data for the Company and its subsidiary prior to and after the reorganization pursuant to the Plan that took place during 1996. The consolidated statement of income data set forth below for the years ended December 31, 1996, 1995, 1994 and 1993 and the consolidated balance sheet data as of December 31, 1996, 1995 and 1994 are derived from the consolidated financial statements of the Company which have been audited by Coopers & Lybrand L.L.P, independent auditors. The consolidated statement of income data for the year ended December 31, 1992 and the consolidated balance sheet data as of December 31, 1993 and 1992 are derived from the unaudited consolidated financial statements of the Company. The Company believes that such unaudited financial data fairly reflect the consolidated results of operations and the consolidated financial condition of the Company for such periods. This data should be read in conjunction with Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations as well as Item 8 Financial Statements and Supplementary Data included elsewhere herein.


($ in millions)                                                            Year Ended December 31,
                                                                           -----------------------
Statement of Income Data:                                    1996       1995      1994      1993       1992
-------------------------                                    ----       ----      ----      ----       ----
Revenues:
Premiums ..............................................   $  130.8   $  116.9  $  101.5  $   96.7   $   90.0
Net Investment Income .................................       15.6       14.3      13.2      13.8       12.9
Net realized investment gains (losses) ................       (0.6)       0.9       1.3      (0.2)       1.0
Other Income(1) .......................................        0.9        0.9       0.7       0.7        0.5
                                                               ---        ---       ---       ---        ---
Total Revenues ........................................      146.7      133.0     116.7     111.0      104.4
                                                             -----      -----     -----     -----      -----
Losses and Expenses:
Losses and loss adjustment expenses ...................       95.0       83.2      82.7      73.2       72.1
Underwriting expenses .................................       37.6       34.9      28.8      26.8       24.0
Early retirement program expense ......................        1.2        --        --        --         --
Interest and other expense ............................        0.5        0.3       0.3       0.3        0.3
                                                                --        ---       ---       ---        ---
Total losses and expenses .............................      134.3      118.4     111.8     100.3       96.4
                                                             -----      -----     -----     -----       ----
Income before federal income tax and extraordinary item       12.4       14.6       4.9      10.7        8.0
Federal income tax expense ............................        3.8        5.0       1.4       3.1        1.8
                                                               ---        ---       ---       ---        ---
Income before extraordinary item ......................        8.6        9.6       3.5       7.6        6.2
Extraordinary item - Demutualization expense ..........        1.5        --        --        --         --
                                                               ---
Net Income ............................................   $    7.1   $    9.6  $    3.5  $    7.6   $    6.2
                                                          ========   ========  ========  ========   ========

Balance Sheet Data (at December 31):
Total investments(2) ..................................   $  233.9   $  207.9  $  170.6  $  177.7   $  160.8
Total assets ..........................................      308.6      278.3     243.1     244.1      221.5
Long term debt ........................................        1.3        2.7       2.7       2.8        2.8
Total liabilities .....................................      208.2      204.1     190.1     183.6      175.0
Total equity(2) .......................................      100.4       74.2      53.0      60.5       46.5

GAAP Ratios:
Loss and loss adjustment expense ratio(3) .............       72.6%      71.1%     81.5%     75.7%      80.2%
Underwriting expense ratio(4) .........................       28.7%      29.8%     28.4%     27.7%      26.6%
Combined ratio(5) .....................................      101.3%     100.9%    109.9%    103.4%     106.8%

Statutory Data:
Statutory Combined Ratio (6)...........................      101.8%     101.0%    108.9%    104.2%     106.0%
Statutory Surplus .....................................   $   83.2   $   55.9  $   42.9  $   39.1   $   33.5
Ratio of annual written premiums to surplus -
statutory basis(7) ....................................       1.61x      2.16x     2.46x     2.52x      2.73x

(1) Primarily represents service fee income on the Company's property and casualty insurance business.

(2) Due to the  adoption by the  Company on  December  31, 1993 of SFAS No. 115,
"Accounting for Certain Investments in Debt and Equity Securities," total investments and stockholder's equity were adjusted to reflect changes in market value, which resulted in an increase of $6.8 million, a reduction of $11.1 million an increase of $11.7 million, and a decrease of $2.3 million as of December 31, 1993, 1994, 1995 and 1996, respectively.

(3) Calculated by dividing losses and loss  adjustment  expenses by premiums.

(4)  Calculated  by dividing underwriting  expenses by premiums.

(5) The sum of the Loss and Loss Adjustment  Expense Ratio and the  Underwriting
Expense Ratio.

(6) Calculated by dividingstatutory net written premiums for the period by statutory surplus at the end of the period.


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

Corporate Profile
The following discussion and analysis of financial condition and results of operations includes the operations of Farm Family Casualty Insurance Company ("Farm Family Casualty") and Farm Family Casualty's wholly owned subsidiary, Rural Agency and Brokerage, Inc. (collectively referred to as the "Company"). Farm Family Casualty is a wholly owned subsidiary of Farm Family Holdings, Inc. The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company and Farm Family Life Insurance Company's wholly owned subsidiary, United Farm Family Insurance Company.

Conversion and Initial Public Offering
On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings, Inc. pursuant to a plan of Reorganization and Conversion (the "Plan of Conversion"). In addition, Farm Family Mutual was renamed Farm Family Casualty Insurance Company. As part of the Plan, Farm Family Holdings was formed and the Farm Family Mutual policyholders received 2,237,000 shares of Farm Family Holding's common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual.

On July 23, 1996, Farm Family Holdings made an initial public offering of its common stock at a price of $16 per share. Farm Family Holdings received net proceeds of $41,453,000 for 2,786,000 shares sold in the initial public offering. In addition, Farm Family Holdings received $3,427,000 for 214,000 shares purchased by policyholders of Farm Family Mutual in a subscription offering. In addition, pursuant to the Plan, holders of Farm Family Mutual debt could elect to exchange their debt instruments for shares of common stock or cash. As a result, there were 17,000 common shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000.

Farm Family Casualty
Farm Family Casualty is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities principally in the Northeastern United States. Farm Family Casualty provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates)..

Operating Environment
The operating results of companies in the property and casualty insurance industry have historically been subject to fluctuations due to competition, economic conditions, weather and various other factors. Factors affecting the results of operations of the property and casualty insurance industry include price competition and aggressive marketing which historically have resulted in higher combined loss and expense ratios. The Company's premium revenue is a function of changes in average premiums per policy and the growth in the number of policies. Premium rates are regulated by the state insurance departments in the states in which the Company operates. Because of the nature of the property and casualty insurance industry, it is difficult to predict future trends in the industry's overall profitability.

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

For the years ended December 31, 1996, 1995, and 1994,  38.6%,  39.1% and 38.5%,
respectively, of the Company's direct written premiums were derived from policies written in New York and 22.6%, 20.8%, and 19.6%, respectively, were derived from policies written in New Jersey. For these periods, no other state accounted for more than 10.0% of the company's direct written premiums. As a result of the concentration of the Company's business in the states of New York and New Jersey and more generally in the Northeastern United States, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States.

Products
The Special Farm Package is a flexible, multi-line package of insurance coverage which the Company regards as its "flagship" product. For the year ended December 31, 1996, 24.5% of the Company's total direct premiums written were derived from the Special Farm Package product.

The Company concentrates on its primary products: personal and commercial auto, the Special Farm Package its businessowners, and homeowners policies. The Company underwrites its commercial and personal lines risks by evaluating historical loss experience, current prevailing market conditions, and product profitability with consistently applied standards. The adequacy of premium rates is affected mainly by the severity and frequency of claims and changes in the competitive, legal and regulatory environment in which the Company operates.

Expense Management
During the fourth quarter of 1996, the Company announced the implementation of a voluntary early retirement program and other changes to the Company's benefit plans as part of its continuous expense management program. The Company recorded a nonrecurring charge, net of an income tax benefit of $405,000, of $752,000 for the Company's share of the costs of this voluntary early retirement program. Eligibility for the program was based on age and years of service. In addition, effective January 1, 1997, the Company froze benefits available through its defined benefit plan and enhanced its defined contribution plan. As a result, the Company's contributions to the defined contribution plan will vary to a greater extent based upon the Company's profitability than the contributions previously required to fund its defined benefit plan. The Board of Directors also approved an annual incentive plan for officers.

Results of Operations

     The Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Premiums
Premium revenue increased $13.9 million or 11.8%, during the year ended December 31, 1996 to $130.8 million from $116.9 million in 1995. The increase in premium revenue in 1996 resulted from an increase of $11.1 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.4 million in earned premiums retained by the Company and not ceded to reinsurers, in addition to an increase of $0.4 million in earned premiums assumed. The $11.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $9.9 million, or 9.2%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $0.7 million in earned premiums on workers' compensation business. The number of policies in force related to the Company's primary products increased by 8.6% to approximately 114,000 in 1996 from approximately 105,000 in 1995 and the average premium earned for each such policy increased by 0.6% in 1996. The $2.4 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which the earned premiums ceded by the Company were reduced.

Net Investment Income
Net investment income increased $1.3 million or 9.1% to $15.6 million for the year ended December 31, 1996 from $14.3 million in 1995. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $34.7 million, or 17.7%. The increase in average cash and invested assets was primarily attributable to the capital contribution of $18.0 million from Farm Family Holdings received in July 1996. The average return realized on the Company's cash and invested assets was 7.5% in 1996 and 7.6% in 1995.

Net Realized Investment Gains (Losses) Net realized investment losses were $0.6 million for the year ended December 31, 1996 compared to a gain of $0.9 million in 1995.

Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $11.8 million, or 14.2%, to $95.0 million for the year ended December 31, 1996 from $83.2 million in 1995. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business, as well as the frequency of weather related losses in the Northeastern United States during the three months ended March 31, 1996. Loss and loss adjustment expenses were 72.6% of premium revenue in 1996 compared to 71.1% of premium revenue in 1995. Losses and loss adjustment expenses believed to be weather related aggregated $10.6 million in 1996 compared to $5.2 million in 1995.

Underwriting Expenses
Underwriting expenses increased $2.7 million, or 7.7%, to $37.6 million for the year ended December 31, 1996 from $34.9 million for the same period in 1995. For the year ended December 31, 1996, underwriting expenses were 28.7% of premium revenue compared to 29.8% in 1995. The reduction in the Company's underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
Federal income tax expense decreased $1.2 million to $3.8 million in 1996 from $5.0 million in 1995. Federal income tax expense was 30.4% of income before federal income taxes in 1996 compared to 34.2% in 1995. The decrease in the Company's effective federal income tax rate was primarily attributable to an increase in tax exempt interest income in 1996.

Income Before Extraordinary Item Income before extraordinary item decreased $1.0 million to $8.6 million in 1996 from $9.6 million in 1995 primarily as a result of the foregoing factors.

Net Income
Net income decreased $2.5 million to $7.1 million in 1996 from $9.6 million in 1995 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item, as well as the implementation of a voluntary early retirement program which resulted in a one time charge to earnings of $0.8 million, net of income tax benefit of $0.4 million,in the last quarter of 1996.

The Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

Premiums
Premium revenue increased $15.5 million or 15.2%, during the year ended December 31, 1995 to $116.9 million from $101.5 million in 1994. The increase in premium revenue in 1995 resulted from an increase of $14.3 million in earned premiums on additional business directly written by the Company (principally in New York and New Jersey) and an increase of $2.3 million in earned premiums retained by the Company and not ceded to reinsurers, which were partially offset by a decrease of $1.1 million in earned premiums assumed. The $14.3 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $10.8 million, or 11.1%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) and to an increase of $1.8 million in earned premiums on assigned risk business. The number of policies in force related to the Company's primary products increased by 8.4% to approximately 105,000 in 1995 from approximately 97,000 in 1994 and the average premium earned for each such policy increased by 2.5% in 1995. The $2.3 million increase in earned premiums retained by the Company was primarily the result of a change in the terms of certain of the Company's reinsurance agreements pursuant to which both the amount of earned premiums ceded by the Company and the ceding commissions received by the Company were reduced. The $1.1 million decrease in earned premiums assumed was attributable to a reduction in premiums assumed from mandatory pools as a result of the depopulation of such pools.

Net Investment Income
Net investment income increased $1.1 million or 8.6% to $14.3 million for the year ended December 31, 1995 from $13.2 million in 1994. The increase in net investment income was primarily the result of an increase in cash and invested assets (at amortized cost) of approximately $17.2 million, or 9.6%. The return realized on the Company's cash and invested assets was 7.6% in 1995 and 1994.

Net Realized Investment Gains
Net realized investment gains were $0.9 million for the year ended December 31, 1995 compared to $1.3 million in 1994.


Losses and Loss Adjustment Expenses
Losses and loss adjustment expenses increased $0.5 million, or 0.6%, to $83.2 million for the year ended December 31, 1995 from $82.7 million in 1994. The increase in losses and loss adjustment expenses was primarily attributable to the overall growth in the Company's business and was significantly offset by a reduction in the loss and loss adjustment expense ratio. Loss and loss adjustment expenses were 71.1% of premium revenue in 1995 compared to 81.5% of premium revenue in 1994. The decrease in the loss and loss adjustment expense ratio was primarily attributable to improved loss ratios on the Company's personal and commercial automobile lines and to a decline in the frequency and severity of weather related property losses in 1995 as compared with 1994. Losses and loss adjustment expenses believed to be weather related aggregated $5.2 million in 1995 compared to $7.9 million in 1994. To a much lesser extent, the decrease in the loss and loss adjustment expense ratio on assumed reinsurance also contributed to the decrease in the Company's overall loss and loss adjustment expense ratio during 1995.

Underwriting Expenses
Underwriting expenses increased $6.1 million, or 21%, to $34.9 million for the year ended December 31, 1995 from $28.8 million for the same period in 1994. For the year ended December 31, 1995, underwriting expenses were 29.8% of premium revenue compared to 28.4% in 1994. A reduction in 1994 of $2.2 million in amounts accrued for the Company's share of the deficit of the New Jersey Market Transition Facility had a favorable impact on the Company's underwriting expense ratio in that year. Without taking into account the effect of this reduction, underwriting expenses in 1994 would have been 30.5% of premium revenue

Federal Income Tax Expense
Federal income tax expense increased $3.6 million to $5.0 million in 1995 from $
1.4 million in 1994. Federal income tax expense was 34.2% of income before federal income tax expense in 1995 compared to 29.1% in 1994. The increase in the Company's effective federal income tax rate was primarily attributable to the increase in income before federal income tax expense, certain expenses related to the demutualization of Farm Family Mutual, and reductions in tax exempt interest income in 1995.

Net Income Net income increased $6.1 million to $9.6 million in 1995 from $3.5 million in 1994 primarily as a result of the foregoing factors.


Liquidity and Capital Resources

Historically, the principal sources of the Company's cash flow have been premiums, investment income, maturing investments, and proceeds from sales of invested assets. In addition to the need for cash flow to meet operating expenses, the liquidity requirements of the Company relate primarily to the payment of losses and loss adjustment expenses. The liquidity requirements of the Company vary because of the uncertainties regarding the settlement dates for liabilities for unpaid claims and because of the potential for large losses, either individually or in the aggregate.

During 1996, the Company continued to reduce its holdings of non-investment grade fixed maturities to improve the overall quality of its investment portfolio. The aggregate carrying value of fixed maturity securities rated as non-investment grade by the NAIC was reduced to $6.9 million, or 3.2% of its fixed maturity portfolio, at December 31, 1996 from $10.8 million, or 5.6% of its fixed maturity portfolio, at December 31, 1995. High yield corporate bonds constituted most of the non-investment grade securities held by the Company as of December 31, 1996. As a result of the reduction in holdings of certain non-investment grade securities, the Company anticipates that future investment yields may be lower than they otherwise would be. Approximately 4% of the Company's investment portfolio consists of investments in mortgage-backed securities. The mortgage-backed securities held by the Company as of December 31, 1996 were primarily GNMA, FNMA, and Federal Home Loan Mortgage Corp. pass-through securities. The Company currently has no investments in such derivative financial instruments as futures, forward, swap, or option contracts, or other financial instruments with similar characteristics. The market value of the Company's fixed maturity investments is subject to fluctuations directly attributable to prevailing rates of interest as well as other factors. As of December 31, 1996, the aggregate market value of the Company's fixed maturity investments exceeded the aggregate amortized cost of such investments by $5.1 million. As of December 31, 1995, the aggregate market value of the Company's fixed maturity investments exceeded the aggregate amortized cost of such investments by $10.2 million

The Company has in place an unsecured line of credit with Key Bank of New York under which it may borrow up to $2.0 million. At December 31, 1996, no amount was outstanding on the line of credit which has an annual interest rate equal to the bank's prime rate. In addition, the Company had notes payable outstanding consisting of $0.3 million of debentures and $1.0 million of subordinated surplus certificates (collectively "the Surplus Notes"). The Surplus Notes bear interest at the rate of 8% per annum, have no maturity date, and principal and interest are repayable only with the approval of the Insurance Department of the State of New York.

Net cash provided by operating activities was $12.1 million, $16.4 million, and $8.6 million during the years ended December 31, 1996, 1995, and 1994, respectively. The decrease in cash provided by operating activities in 1996 was primarily attributable to the decrease in net income which included the impact of $1.5 million of expenses related to the demutualization of the Company which the Company has identified as an extraordinary item during 1996 compared to 1995. The increase in net cash provided by operating activities in 1995 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses during 1995 compared to 1994.

Net cash used in investing activities was $30.3 million, $18.5 million, and $7.7 million during the years ended December 31, 1996, 1995, and 1994, respectively. The increase in net cash used in investing activities in 1996 resulted primarily from a reduction in proceeds on the maturities and sales of fixed maturities and the investment of the Capital Contribution from the Company's parent. The increase in net cash used in investing activities in 1995 resulted from the net increase in cash available from the Company's operations during 1995 and a corresponding increase in investments in short-term investments and fixed maturities.

Net cash provided by financing activities for the year ended December 31, 1996 of $20.0 million was the result of a Capital Contribution from the Company's parent on July 26, 1996.

The Company purchases reinsurance in part to mitigate the impact of large or unusual losses and loss expenses on its liquidity. As a condition of writing business in certain states, the Company participates in a number of mandatory pools and the Company may be required to pay assessments to the extent such pools require the funding of deficits in the future.


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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                   MANAGEMENT


DIRECTORS
---------

The following persons were elected as Directors on March 7, 1996:



                                    Served as
       Name                        Age   Term Expires           Director Since
       ----                        ---   ------------           --------------
   (1) William M. Stamp, Jr         57   April 22, 1997             1975
(1)(3) John W. Lincoln              58   April 22, 1997             1984
   (2) Robert L. Baker              47   April 22, 1997             1988
(2)(3) Randolph C. Blackmer, Jr     55   April 22, 1997             1984
   (1) Fred G. Butler, Sr           68   April 22, 1997             1981
   (1) Joseph E. Calhoun            62   April 22, 1997             1990
       James V. Crane               35   April 22, 1997             1994
   (1) Stephen J. George            57   April 22, 1997             1989
   (1) Gordon H. Gowen              70   April 22, 1997             1991
   (2) Jon R. Greenwood             43   April 22, 1997             1995
(1)(3) Clark W. Hinsdale III        41   April 22, 1997             1993
       Richard A. Jerome            48   April 22, 1997             1995
   (1) Arthur D. Keown, Jr          51   April 22, 1997             1993
   (1) Daniel R. LaPointe           59   April 22, 1997             1987
   (2) Wayne A. Mann                63   April 22, 1997             1994
       Frank W. Matheson            71   April 22, 1997             1996
   (1) Norma R. O'Leary             63   April 22, 1997             1983
       John I. Rigolizzo            43   April 22, 1997             1995
       Harvey T. Smith              51   April 22, 1997             1994
   (2) Charles A. Wilfong           39   April 22, 1997             1991
       Tyler P. Young               36   April 22, 1997             1995

         (1) Members of Executive Committee and Investment Committee
         (2) Members of the Audit Committee
         (3) Members of the Compensation Committee

All of the Registrant's Directors have been engaged in farming operations for over 5 years. There is no family relationship among any of the Directors. Mr. Stamp is Chairman of the Board and Mr. Lincoln is Vice Chairman of the Board. None of the directors hold another position with the Company.

EXECUTIVE OFFICERS
------------------
Information regarding executive officers of the Company in Item 1 of this Report under the caption "Executive Officers of the Registrant" in Part I hereof is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding the compensation of the Chief Executive Officer and the other most highly compensated executive officers of Farm Family Casualty Insurance Company. The figures below represent the aggregate compensation paid to such executive officers by Farm Family Holdings, Inc. (the "Corporation"), Farm Family Casualty Insurance Company ("FFCIC"), Farm Family Life Insurance Company (the "Life Company") and United Farm Family Insurance Company ("United") (collectively, the "Companies"). Pursuant to an expense sharing arrangement among the Companies, 0.58% of such aggregate compensation expense in 1996 was charged to the Corporation, 62.55% was charged to FFCIC, 34.44% was charged to the Life Company and 2.44% was charged to United.

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation
                                                            -------------------
     Name and                                                           Other Annual   All Other
Principal Position                    Year     Salary      Bonus        Compensation Compensation
------------------                    ----     ------      -----        -------------------------
Philip P. Weber                       1996   $285,000     $114,000(1)   $     __(2)    $4,090(3)
President & Chief Executive Officer   1995    240,000            0            __(2)     1,449(4)
                                      1994    210,000            0            __(2)     1,547(5)

Victoria M. Stanton                   1996    150,000       45,000(1)         __(2)     4,090(6)
Executive Vice President,             1995    118,000       11,150        13,643(7)     4,377(8)
General Counsel & Secretary           1994    108,000          200        11,083(7)     3,513(9)

James J. Bettini                      1996    131,154       39,900(1)        __ (2)     4,090(10)
Executive Vice President-Operations   1995    114,500       10,000        14,898(7)     4,271(11)
                                      1994    104,500            0        12,525(7)     3,438(12)

Timothy A. Walsh                      1996     91,308       28,500(1)        __ (2)       840(13)
Executive Vice President - Finance    1995     30,000(14)        0             0            0

Dale E. Wyman                         1996    118,000            0        13,676(15)    1,318(16)
Senior Vice President - Marketing     1995    112,000            0        11,650(7)     1,309(17)
                                      1994    107,000            0        10,430(7)     1,353(18)

Charles E. Simon(19)                  1996    160,223            0            __(2)   173,678(20)
                                      1995    152,550            0        17,384(21)    4,599(23)
                                      1994    146,750            0        14,358(22)    4,247(24)
--------------------------------------------------------------------------------


 (1)   Represents  bonus paid by the Corporation to the named executive  officer
       for  the  officer's   role  in  the  initial   public   offering  of  the
       Corporation's Common Stock.

  (2) Does not include certain compensation in the form of perquisites and other personal benefits provided to the named executive officer for services to the Companies during the year reported, the aggregate value of which did not exceed 10% of total annual salary and bonus.

  (3) Represents a contribution by the Companies to Mr. Weber's account of $2,940 under the Farm Family Employee "Savings Plus" Plan (the "Savings Plus Plan"), and a group term life insurance premium of $1,150 paid by the Companies for the benefit of Mr. Weber, of which $696 was taxable income.

  (4) Represents a contribution by the Companies to Mr. Weber's account of $240 under the Savings Plus Plan, and a group term life insurance premium of $1,209 paid by the Companies for the benefit of Mr. Weber, of which $696 was taxable income.

 (5) Represents a contribution by the Companies to Mr. Weber's account of $240 under the Savings Plus Plan, and a group term life insurance premium of $1,307 paid by the Companies for the benefit of Mr. Weber, of which $696 was taxable income.

  (6) Represents a contribution by the Companies to Ms. Stanton's account of $2,940 under the Savings Plus Plan, and a group term life insurance premium of $1,150 paid by the Companies for the benefit of Ms. Stanton, of which $264 was taxable income.

  (7)  Includes a car allowance of $8,640 paid by the Companies.

  (8) Represents a contribution by the Companies to Ms. Stanton's account of $3,244 under the Savings Plus Plan, and a group term life insurance premium of $1,133 paid by the companies for the benefit of Ms. Stanton of which $245 was taxable income.

  (9) Represents a contribution by the Companies to Ms. Stanton's account of $2,390 under the Savings Plus Plan, and a group term life insurance premium of $1,124 paid by the companies for the benefit of Ms. Stanton of which $179 was taxable income.

(10) Represents a contribution by the Companies to Mr. Bettini's account of $2,940 under the Savings Plus Plan, and a group term life insurance premium of $1,150 paid by the Companies for the benefit of Mr. Bettini, of which $406 was taxable income.

(11) Represents a contribution by the Companies to Mr. Bettini's account of $3,175 under the Savings Plus Plan, and a group term life insurance premium of $1,096 paid by the Companies for the benefit of Mr. Bettini, of which $365 was taxable income.

(12) Represents a contribution by the Companies to Mr. Bettini's account of $2,352 under the Savings Plus Plan, and a group term life insurance premium of $1,086 paid by the Companies for the benefit of Mr. Bettini, of which $324 was taxable income.

(13) Represents a group term life insurance premium of $840 paid by the Corporation for the benefit of Mr. Walsh, of which $185 was taxable income.

(14)   Mr. Walsh joined FFCIC as Director of Corporate Development in August
       1995.

(15)   Includes a car allowance of $8,916 paid by the Companies.

(16) Represents a contribution by the Companies to Mr. Wyman's account of $240 under the Savings Plus Plan, and a group term life insurance premium of $1,078 paid by the Companies for the benefit of Mr. Wyman, of which $1,071 was taxable income.

(17) Represents a contribution by the Companies to Mr. Wyman's account of $240 under the Savings Plus Plan, and an insurance premium of $1,069 paid by the Companies for the benefit of Mr. Wyman, of which $1,002 was taxable income.

(18) Represents a contribution by the Companies to Mr. Wyman's account of $240 under the Savings Plus Plan, and an insurance premium of $1,113 paid by the Companies for the benefit of Mr. Wyman, of which $945 was taxable income.

(19) Mr. Simon resigned his positions with the Companies effective November 15, 1996. See "Settlement Agreement".

(20) Represents an amount of $172,528 paid or to be paid to Mr. Simon pursuant to a Separation Agreement and General Release whereby he resigned his positions with the Companies effective November 15, 1996 (see "Settlement Agreement"), and a group term life insurance premium of $1,150 paid by the Companies for the benefit of Mr. Simon, of which $975 was taxable income.

(21) Includes a car allowance of $8,640 and gasoline credit card payments of $4,434 paid by the Companies.

(22) Includes a car allowance of $7,200 and gasoline credit card payments of $3,585 paid by the Companies.

(23) Represents a contribution by the Companies to Mr. Simon's account of $3,390 under the Savings Plus Plan, and a group term life insurance premium of $1,209 paid by the Corporation for the benefit of Mr. Simon, of which $ 1,152 was taxable income.

(24) Represents a contribution by the Companies to Mr. Simon's account of $2,940 under the Savings Plus Plan, and a group term life insurance premium of $1,307 paid by the Corporation for the benefit of Mr. Simon, of which $ 696 was taxable income.

Severance Plan

Each of the officers of the Corporation is eligible for severance benefits under FFCIC's and the Life Company's joint Officer Severance Pay Plan (the "Severance Plan") when such officer's employment is terminated under defined qualifying conditions, which include, but are not limited to, certain sales of assets or mergers or other corporate reorganizations involving the Companies. Under the Severance Plan, the Companies will pay to a qualifying officer severance benefits generally equal to the greater of (i) one week's salary for each year of service with the Companies or (ii) 24 months salary in the case of the Chief Executive Officer, 12 months salary in the case of a Senior Vice President and 6 months salary in the case of any other officer.

Settlement Agreement

Pursuant to the Severance Plan, Charles E. Simon has entered into a Separation Agreement and General Release (the "Settlement Agreement") pursuant to which Mr. Simon resigned his position with the Companies effective November 15, 1996. Pursuant to the Settlement Agreement, Mr. Simon receives an amount equal to the total amount Mr. Simon would have received for (i) the Severance Plan, (ii) premium for medical and dental insurance through December of 1997, and (iii) the Companies' 1996 contribution to Mr. Simon's "Savings Plus" Plan if he were employed by the Companies at year end. In addition, pursuant to the Settlement Agreement, Mr. Simon received an amount equal to the value of his accrued but unused vacation time. As a material inducement to enter into the Settlement Agreement, Mr. Simon executed a general release releasing the Companies and their Related Persons (as defined in the Settlement Agreement) from certain obligations including, but not limited to, any claims arising out of or in any way related to (i) ownership of any common stock of the Companies, (ii) Mr. Simon's employment with the Companies and the conclusion thereof, (iii) any severance plan, and (iv) any future Voluntary Retirement Incentive Plan which may be offered to employees of the Companies.

Pension Benefits

The Corporation and FFCIC are participating employers under the Farm Family Employee Retirement Plan (the "Retirement Plan"). Substantially all salaried employees of the Corporation who were participants in the Plan on December 31, 1996, including executive officers, are eligible to receive pension benefits under the Retirement Plan. The Retirement Plan is a tax-qualified defined benefit retirement plan which is subject to the Employee Retirement Income Security Act of 1974, as amended. Federal law limits the amount of pension benefits that can be accrued and compensation that can be recognized under a tax-qualified retirement plan such as the Retirement Plan. FFCIC has adopted a non-qualified unfunded retirement plan, the Farm Family Supplemental Employee Retirement Plan (the "SERP"), for the payment of those benefits at retirement that cannot be accrued under the Retirement Plan on account of the Federal law limits on the amount of pension benefits that can be accrued and compensation that can be recognized under the Retirement Plan. The practical effect of the SERP is to provide for the calculation of retirement benefits on a uniform basis for all employees. Benefit payments under the Retirement Plan and the SERP are allocated among the Corporation, FFCIC, the Life Company and United pursuant to expense sharing arrangements. New benefit accruals under the Retirement Plan were discontinued as of December 31, 1996.

The table below illustrates the approximate annual retirement benefits which would be payable at age 65 under the Retirement Plan and, if applicable, under the SERP.


Average Annual                    Years of Service
Compensation      15         20         25         30         35

  $100,000    $ 30,000   $ 40,000   $ 50,000   $ 60,000   $ 60,000
   150,000      45,000     60,000     75,000     90,000     90,000
   200,000      60,000     80,000    100,000    120,000    120,000
   250,000      75,000    100,000    125,000    150,000    150,000
   300,000      90,000    120,000    150,000    180,000    180,000
   350,000     105,000    140,000    175,000    210,000    210,000
   400,000     120,000    160,000    200,000    240,000    240,000

For purposes of calculating retirement benefits, a participant's average annual compensation ("Average Annual Compensation") shall be equal to a participant's compensation during the five calendar years (out of the last ten calendar years of employment) for which the participant's compensation was highest, divided by five. Compensation, as used to calculate retirement benefits, means the aggregate of the amounts listed in the Summary Compensation Table under the captions "Salary," "Bonus" and "Other Annual Compensation" and the portion of the amount listed under the caption "All Other Compensation" which corresponds to the part of the group term life insurance premium, if any, paid by the Corporation which is taxable as income to the participant in the Retirement Plan.

The credited years of service as of December 31, 1996 for Mr. Weber, Mr. Bettini, Mr. Simon, Ms. Stanton, Mr. Walsh and Mr. Wyman were 17.0, 18.0, 24.4, 6.0, 2.0, 14.9, respectively.

The annual pension benefit under the Retirement Plan and, when applicable, the SERP, equals 2.0% of Average Annual Compensation multiplied by years of service (not to exceed 30 years). Benefits under the Retirement Plan and the SERP are not subject to Social Security or other offset amounts.

COMPENSATION OF DIRECTORS

In 1996, the Chairman of the Board and the Vice Chairman of the Board received an annual retainer of $10,000 and $4,500 respectively. All other directors received an annual retainer of $3,000. Directors also received a daily fee of $500 for meetings of the boards of directors of the companies, $250 per meeting of a board committee and $250 per day for attendance at other company functions. Effective January 1, 1997, the Chairman of the Board and Vice Chairman of the Board receive an annual retainer of $20,000 and $10,000 respectively. All other directors receive an annual retainer of $5,000. Also effective January 1, 1997, daily meeting fees were increased to $1,000 for meetings of the boards of directors of the companies, $500 per meeting of a board committee and $500 per day for attendance at other company functions. Effective January 1, 1997, Directors may defer their compensation pursuant to a non-qualified deferred compensation plan. Directors are reimbursed for reasonable travel and other expenses of attending meetings of the boards of directors and board committees and other functions. Fees and expenses paid to directors are allocated among the Corporation, FFCIC, the Life Company and United pursuant to expense sharing arrangements.

CHANGE IN CONTROL ARRANGEMENTS

Certain  of  the  Corporation's  compensation  plans  applicable  to  the  named executive officers appearing in the Summary Compensation Table include provisions regarding payments pursuant to such plans in the event of the change of control of the Corporation. Except for the Corporation's Omnibus Securities Plan, which is described in "Item III - Approval of the Corporation's Omnibus Securities Plan," in the Proxy Statement, plans containing such provisions are described below. These provisions are generally applicable to all participants in such plans.

ANNUAL INCENTIVE PLAN

In 1996, the Board of Directors of the Corporation adopted the Farm Family Holdings, Inc. Annual Incentive Plan (the "Annual Incentive Plan") to provide incentives and financial rewards to officers and other key employees of the Corporation selected for participation by the Board of Directors. The Annual Incentive Plan authorizes the payment of cash awards calculated as a percentage of base salary with the applicable percentage determined based on the performance of the participant assessed according to the achievement of predefined goals derived from the Corporation's and its affiliates' strategic plans and budgets. Except in the event of a Change of Control (as defined in the Annual Incentive Plan), achievement of a target performance level is a prerequisite to the receipt of an award pursuant to the Annual Incentive Plan. In the event of a Change of Control, each participant will receive payment of an amount equal to the greater of the participant's actual Earned Award or Target Award Opportunity (both as defined in the Annual Incentive Plan) for the plan year in which the Change of Control occurs, regardless of whether the participant achieved the target performance level.

OFFICERS' DEFERRED COMPENSATION PLAN

In 1996, the Board of Directors of the Corporation adopted a non-qualified, unfunded Officers' Deferred Compensation Plan (the "Deferred Compensation Plan") pursuant to which officers of the Corporation and its affiliates selected by the Board of Directors as eligible to participate in the Deferred Compensation Plan may elect to defer compensation payable by the Corporation or its affiliates. Participants may elect to receive their Accrued Benefit (as defined in the Deferred Compensation Plan) in a single lump sum or in five (5), ten (10) or fifteen (15) equal annual installments commencing upon the date of termination of service with the Corporation. In the event of a Change of Control (as defined in the Deferred Compensation Plan), each participant shall receive that participant's entire Accrued Benefit, in a single sum, as soon as administratively practicable following the date of the Change of Control.

Compensation Committee Interlocks and Insider Participation

In 1996, the Corporation's Compensation Committee was comprised of John W. Lincoln, Randolph C. Blackmer, Clark W. Hinsdale III and John P. Moskos. Mr. Lincoln is Vice Chairman of the Board of Directors of the Corporation.

Report of the Compensation Committee of Farm Family Holdings, Inc., Compensation Committee of Farm Family Casualty Insurance Company and Executive Committee of Farm Family Casualty Insurance Company on Executive Compensation

Overview

This report is the first report submitted to stockholders since the Corporation became a publicly-held entity in July 1996, upon the conversion of its subsidiary, FFCIC, from a mutual property casualty insurance company to a stock property casualty insurance company. Prior to the formation of the Corporation, the Executive Committee of the Board of Directors of FFCIC (the "Executive Committee") recommended to FFCIC's Board the salaries of the executive officers for 1996. In 1996, the Board of Directors of the Corporation established the Corporation's Compensation Committee for the purposes of recommending to the Board policies and plans concerning salaries, bonuses and other compensation of the Corporation's officers. In addition, in 1996, the Board of Directors of FFCIC established FFCIC's Compensation Committee and the compensation-related functions of the Executive Committee were transferred to FFCIC's Compensation Committee. The Compensation Committees of the Corporation and FFCIC are collectively referred to herein as the "Compensation Committees." During 1996, FFCIC retained an independent compensation consulting firm to educate the Compensation Committees with respect to incentive compensation arrangements.
Working with the consulting firm, the Corporation's Compensation Committee has recommended to the Board of Directors of the Corporation and the Board has adopted an Omnibus Securities Plan, subject to shareholder approval, and an Annual Incentive Plan for 1997 which are intended to provide incentives that encourage and reward the creation of additional shareholder value.

Except for bonuses paid by the Corporation in 1996 to certain of the executive officers appearing in the Summary Compensation Table, all compensation prior to and following the conversion of FFCIC was paid by FFCIC and allocated among the Corporation, FFCIC, the Life Company and United (collectively the "Companies") pursuant to expense sharing arrangements among the Companies. This report reflects the compensation philosophy of the Corporation and FFCIC, as endorsed by the Executive Committee and the Compensation Committees and approved by the Boards of Directors of the Corporation and FFCIC.

Components of Executive Compensation

The components of the 1996 compensation for executive officers of the Corporation, including the Chief Executive Officer, consist of base salary and bonus. Annual incentive compensation and long-term incentive compensation plans have been put in place for 1997.

Base Salary. Base salary for each executive officer is set based on a subjective evaluation of the recommendations of the Chief Executive Officer, salary levels in effect for comparable positions in the market place, personal performance and potential future contributions to the Companies. The 1996 base salaries for the executive officers were recommended by the Executive Committee and approved by the Board of Directors of FFCIC.

Bonus. In 1996, the Compensation Committee of the Board of Directors of the Corporation recommended, and the Board approved, the payment by the Corporation of a 1996 bonus to Mr. Weber, Mr. Bettini, Ms. Stanton, and Mr. Walsh for such officers' roles in the initial public offering of the Corporation's Common Stock.

Annual Incentive Compensation . During 1996, the Corporation's Compensation Committee recommended, and the Board approved, an Annual Incentive Plan to provide incentives and financial rewards to officers and other key employees of the Corporation and its subsidiaries who are responsible for or contribute to the management, growth or profitability of the business of the Corporation, or its subsidiaries. The Annual Incentive Plan became effective January 1, 1997 and will tie annual incentive compensation to performance goals.

Long-Term Incentive Compensation. In addition, during 1996, the Corporation's Compensation Committee recommended, and the Board adopted, the Corporation's Omnibus Securities Plan (the "Plan") which is being submitted for approval by the stockholders of the Corporation at the Annual Meeting. The Board of Directors of the Corporation has approved the Compensation Committee's recommendation of grants of non-qualified options to certain executive officers of the Corporation and its subsidiary, FFCIC, pursuant to the Plan, subject to the approval of the Plan by the stockholders of the Corporation at the Annual Meeting. The grants of non-qualified options were based in part on insurance industry survey data. See "Item III - Approval of the Corporation's Omnibus Securities Plan."

CEO Compensation

For 1996, Mr. Weber's base salary was established at $285,000. Mr. Weber's 1996 base salary was set based on a subjective evaluation of salary levels in effect for comparable positions in the marketplace, personal performance and potential future contributions to the Companies. In 1996, the Compensation Committee of the Board of Directors of the Corporation recommended, and the Board approved, the payment of a 1996 bonus in the amount of $114,000 to Mr. Weber for Mr. Weber's role in the initial public offering of the Corporation's common stock. In addition, during 1996, the Compensation Committee recommended, and the Board approved subject to approval of the Plan by the stockholders of the Corporation, the grant to Mr. Weber of non-qualified stock options to purchase 75,000 shares of Common Stock of the Corporation under the Plan. See "Item III - Approval of the Corporation's Omnibus Securities Plan."

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code, enacted in 1993, generally disallows a tax deduction to public companies for compensation over $1 million paid to the Chief Executive Officer and four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The Corporation has not paid any compensation to any executive officers that was not deductible by reason of the prohibition in Section 162(m). The Compensation Committees believe that tax deductibility is a important factor, but not the sole factor to be considered in setting executive compensation policy. Accordingly, the Compensation Committees generally intend to take such reasonable steps as are required to avoid the loss of a tax deduction due to Section 162(m), but reserve the right, in appropriate circumstances, to pay amounts which are not deductible.

Compensation Committee of Farm Family Holdings, Inc.

Randolph C. Blackmer, Jr.
Clark W. Hinsdale III
John W. Lincoln
John P. Moskos

Compensation Committee of Farm Family Casualty Insurance Company

Randolph C. Blackmer, Jr.
Clark W. Hinsdale III
John W. Lincoln

Executive Committee of Farm Family Casualty Insurance Company

Fred G. Butler           Daniel R. LaPointe
Joseph E. Calhoun        John W. Lincoln
Stephen J. George        Norma R. O'Leary
Gordon H. Gowen          William M. Stamp, Jr.
Clark W. Hinsdale III    Richard D. Tryon

COMMON STOCK PERFORMANCE GRAPH

The graph is omitted because all of the common stock of Farm Family Casualty Insurance Company is held by Farm Family Holdings, Inc. There is no public share price for the common stock of Farm Family Casualty Insurance Company, nor is the common stock publicly traded.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT


      (1)                       (2)                    (3)               (4)
                                                                       Percent
                 Name and Address of           Amount and Nature of       of
Title of Class    Beneficial Owner             Beneficial Ownership     Class
--------------    ----------------             --------------------     -----
 common stock    Farm Family Holdings, Inc.     2,253,878 shares         100%
                 P.O. Box 656
                 Albany, NY 12201-0656

Farm Family Holdings is the actual owner of all the shares shown in column (3). No shares are owned by Directors or by Executive Officers.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Life Company

Substantially all of the directors and executive officers of the Company are also directors and executive officers of the Life Company.

Expense Sharing Agreement

The Company, the Holding Company and the Life Company are parties to an amended and restated expense sharing agreement, effective February 14, 1996 (the "Expense Sharing Agreement") pursuant to which shared expenses for goods, services and facilities are allocated among the parties in accordance with applicable provisions of the New York Insurance Law and regulations promulgated thereunder. For the year ended December 31, 1996, shared expenses totaled $30.7 million of which 63% or $19.3 million was allocated to the Company.

Lease Agreement

The Company and the Life Company are parties to a Lease Agreement, dated July 1, 1988, as amended by Amendment to Lease Agreement, effective January 1, 1994 (as so amended, the "Lease Agreement"), pursuant to which the Company leases home office space in Glenmont, New York from the Life Company. Annual rent under the Lease Agreement for the year ended December 31, 1996 was $712,000.

United

Per Risk Reinsurance Contract

The Company and United are parties to an Underlying Multi-Line Per Risk Reinsurance Contract, effective January 1, 1995, as amended by Addendum No. 1, effective January 1, 1996 and Addendum No. 2, effective January 1, 1996, Addendum No. 3, effective July 26, 1996, and Addendum No. 4, effective January 1, 1997 (as so amended, the "Per Risk Reinsurance Agreement"). For the year ended December 31, 1996, net earned premiums ceded by the Company to United were $8.0 million.

Umbrella Reinsurance Agreement

United has assumed 5% of the Company's net liability retained under an Umbrella Quota Share Reinsurance Contract, effective January 1, 1995, as amended by Addendum No. 1, effective January 1, 1995 and Addendum No. 2 effective July 26, 1996 (as so amended, the "Umbrella Reinsurance Agreement"). For the year ended December 31, 1996, net written premiums ceded by FFCIC to United under the Umbrella Reinsurance Agreement were $0.2 million.

Catastrophe Reinsurance Contract

United has assumed 16.67% of the 1st layer and 2% of the 3rd and 4th layers of the Company's per occurrence losses under an Excess Catastrophe Reinsurance
Contract, effective January 1, 1997 (the "Catastrophe Reinsurance Contract"). For the year ended December 31, 1996, net earned premiums ceded by the Company to United were $0.11 million under a reinsurance contract containing substantially similar terms.

Assumption Agreement

The Company and United were parties to an Assumption Agreement, commencing January 1, 1995 (the "Assumption Agreement"), pursuant to which the Company retroceded to United a portion of its assumed reinsurance obligations each year during the term of the Agreement. For the year ended December 31, 1996, premiums of $1.0 million were retroceded to United. The Assumption Agreement was terminated effective December 31, 1996.

Service Agreement

The Company and United are parties to a Service Agreement, dated July 25, 1988 (the "Service Agreement"), pursuant to which the Company provides United with certain services, property, equipment and facilities necessary for its operations. For the year ended December 31, 1996, United incurred approximately $0.7 million in direct and allocated expenses and overhead under the Service Agreement.

Farm Bureaus

Membership List Purchase Agreement

The Company has entered into a Membership List Purchase Agreement, commencing on January 1, 1996, with the Farm Bureau in each of the ten states in which it operates (collectively, the "Farm Bureaus"). Pursuant to each Membership List Purchase Agreement, Farm Bureau membership lists are provided to the Company on an exclusive basis for the purpose of marketing its insurance products. For the year ended December 31, 1996, the Company paid approximately $571,000 to the Farm Bureaus, in the aggregate, under the Membership List Purchase Agreements.

                                     PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K

                (a)  The following documents are filed as part of this Form 10-K

                1. The audited consolidated financial statements of the Registrant as listed in the "Index to Financial Statements" submitted as a separate section of this report beginning on page F-1.

                2. An "Index to Financial Statement Schedules" has been filed as a part of this report beginning on page S-1.

                3.   Exhibits

                     An "Exhibit Index" has been filed as a part of this Report beginning on page E-1 hereof and is incorporated herein by reference.

               (b)   Reports on Form 8-K:

                     None

             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS
                          Year Ended December 31, 1996



Report of Independent Accountants                                        F-2

Consolidated Balance Sheets as of December 31, 1996 and 1995             F-3

Consolidated Statements of Income for the Years Ended
   December 31, 1996, 1995 and 1994                                      F-4

Consolidated Statements of Stockholder's Equity for the Years Ended
   December 31, 1996, 1995 and 1994                                      F-5

Statements of Consolidated Cash Flows for the Years Ended
   December 31, 1996, 1995  and 1994                                     F-6

Notes to Consolidated Financial Statements                           F-7 to F-19

                        Report of Independent Accountants


To the Shareholder and Board of Directors of Farm Family Casualty Insurance Company

We have audited the consolidated financial statements and the financial statement schedules of Farm Family Casualty Insurance Company and Subsidiary listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Farm Family Casualty Insurance Company and Subsidiary as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                 Coopers & Lybrand L.L.P.
Albany, New York
February 13, 1997



FARM FAMILY CASUALTY INSURANCE COMPANY & SUBSIDIARY
Consolidated Balance Sheets
 ($ in thousands)

As of December 31,
                                                                                       1996       1995
ASSETS

Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $206,841 in 1996 and $171,694 in 1995 ) ................   $211,750   $ 181,189
     Held to maturity, at amortized cost
        (Fair value: $9,973 in 1996 and $13,100 in 1995) ........................      9,782      12,386
     Equity securities
        Available for sale, at fair value (Cost: $2,546 in 1996 and $334 in 1995)      7,908       4,746
   Mortgage loans ...............................................................      1,745       1,822
   Other invested assets ........................................................        748       1,246
   Short-term investments .......................................................      1,982       6,532
                                                                                       -----       -----
             Total investments ..................................................    233,915     207,921
                                                                                     -------     -------

   Cash .........................................................................      4,108       2,410
   Insurance receivables:
     Reinsurance receivables ....................................................     10,743      13,773
     Premiums receivable ........................................................     22,663      21,791
   Deferred acquisition costs ...................................................     10,682      10,527
   Accrued investment income ....................................................      4,709       4,260
   Deferred income tax asset, net ...............................................      1,531        --
   Prepaid reinsurance premiums .................................................      1,944       1,864
   Receivable from affiliates, net ..............................................     16,489      13,860
   Other assets .................................................................      1,826       1,434
                                                                                       -----       -----
             Total Assets .......................................................  $ 308,610   $278,288
                                                                                   =========   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Liabilities:
    Reserves for losses and loss adjustment expenses ............................  $ 141,220    $137,978
    Unearned premium reserve ....................................................     55,945      52,799
    Reinsurance premiums payable ................................................        641       2,635
    Accrued expenses and other liabilities ......................................      9,081       7,788
    Debt ........................................................................      1,304       2,707
    Deferred income tax liability, net ..........................................       --           217
                                                                                       -----         ---
             Total liabilities ..................................................    208,191     204,124
                                                                                     -------     -------

Stockholder's equity:
    Common Stock $1.60 par value 3,200,000 shares authorized,
        2,253,878 shares issued and outstanding .................................      3,606        --
    Additional paid in capital ..................................................     84,125        --
    Retained earnings ...........................................................      6,012      65,284
    Net unrealized investment gains .............................................      6,676       8,998
    Minimum pension liability adjustment ........................................       --          (118)
                                                                                       -----        ----
             Total stockholder's equity .........................................    100,419      74,164
                                                                                     -------      ------
             Total Liabilities and Stockholder's Equity .........................  $ 308,610   $ 278,288
                                                                                   =========   =========

See accompanying notes to Consolidated Financial Statements.


FARM FAMILY CASUALTY INSURANCE COMPANY & SUBSIDIARY  Consolidated  Statements of
Income ($ in thousands)

Year Ended December 31,                                                        1996        1995       1994
                                                                            ---------    --------   --------
Revenues:
Premiums ................................................................   $ 130,780    $116,936   $101,466
Net investment income ...................................................      15,633      14,326     13,190
Realized investment gains (losses), net .................................        (640)        912      1,340
Other income ............................................................         905         840        696
                                                                                  ---         ---        ---
Total revenues ..........................................................     146,678     133,014    116,692
                                                                              -------     -------    -------

Losses and Expenses:
Losses and loss adjustment expenses .....................................      94,977      83,184     82,680
Underwriting expenses                                                          37,593      34,902     28,768
Early retirement program expense ........................................       1,157        --         --
Interest expense ........................................................         167         216        220
Dividends to policyholders ..............................................         373         122         51
                                                                                  ---         ---         --
Total losses and expenses ...............................................     134,267     118,424    111,719
                                                                              -------     -------    -------
Income before federal income tax expense and extraordinary item .........      12,411      14,590      4,973

Federal income tax expense ..............................................       3,770       4,984      1,447
                                                                                -----       -----      -----
Income before extraordinary item ........................................       8,641       9,606      3,526

Extraordinary item - demutualization expenses ...........................       1,543         --         --
                                                                                -----       -----      -----
Net income ..............................................................    $  7,098    $  9,606   $  3,526
                                                                             ========    ========   ========


See accompanying notes to Consolidated Financial Statements.



FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
Consolidated Statements of Stockholder's Equity
 ($ in thousands)


Year Ended December 31                                                                 1996        1995        1994

Common stock
------------
Balance, beginning of year .......................................................      $ --         $ --         $ --
Common stock issued ..............................................................       3,606         --           --
                                                                                         -----       ------       ------
Balance, end of year .............................................................       3,606         --           --
                                                                                         -----       ------       ------

Additional paid in capital
--------------------------
Balance, beginning of year .......................................................        --           --           --
Paid in Capital during the year ..................................................      16,321         --           --
Transfer of Surplus Notes to Paid in Capital .....................................       1,434         --           --
Demutualization of Farm Family Mutual ............................................      66,370         --           --
                                                                                        ------       ------       ------
Balance, end of year .............................................................      84,125         --           --
                                                                                        ------       ------       ------

Retained earnings
-----------------
Balance, beginning of year .......................................................      65,284       55,678       52,152
Net income .......................................................................       7,098        9,606        3,526
Demutualization of Farm Family Mutual ............................................     (66,370)        --           --
                                                                                       -------       ------       ------
Balance, end of year .............................................................       6,012       65,284       55,678
                                                                                         -----       ------       ------

Net unrealized appreciation (depreciation) of investments
---------------------------------------------------------
Balance, beginning of year .......................................................       8,998       (2,701)       8,360
Change in unrealized appreciation (depreciation), net ............................      (2,322)      11,699      (11,061)
                                                                                        ------       ------      -------
Balance, end of year .............................................................       6,676        8,998       (2,701)
                                                                                         -----        -----       ------

Minimum pension liability adjustment
------------------------------------
Balance, beginning of year .......................................................        (118)        --           --
Minimum pension liability adjustment .............................................         118         (118)        --
                                                                                       -------       ------       ------
Balance, end of year .............................................................        --           (118)        --
                                                                                       -------       ------       ------
Total Stockholder's Equity .......................................................   $ 100,419    $  74,164    $  52,977
                                                                                     =========    =========    =========



See accompanying notes to Consolidated Financial Statements.



FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY Statements of Consolidated
Cash Flows ($ in thousands)


Year ended December 31                                                               1996         1995         1994
                                                                                     ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                           $7,098       $9,606      $3,526
                                                                                     ------       ------      ------
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
Realized investment (gains) losses ........................................             640        (912)
                                                                                                             (1,340)
Amortization of bond discount .............................................             134          62          77
Deferred income taxes .....................................................            (498)        581         596
Extraordinary item - demutualization expense ..............................           1,543          --          --

Changes in:
Reinsurance receivables ...................................................           3,030       1,254       1,910
Premiums receivable .......................................................            (872)     (3,062)     (2,732)
Deferred acquisition costs ................................................            (155)     (1,856)        (39)
Accrued investment income .................................................            (449)       (213)       (426)
Prepaid reinsurance premiums ..............................................             (80)        (58)       (367)
Receivable from affiliates, net ...........................................          (2,629)     (3,293)      1,699
Other assets ..............................................................             (57)        742        (803)
Reserves for losses and loss adjustment expenses ..........................           3,242      10,024       4,477
Unearned premium reserve ..................................................           3,146       3,956       4,541
Reinsurance premiums payable ..............................................          (1,994)     (1,394)          4
Accrued expenses and other liabilities ....................................           1,588       1,001      (2,030)
Income taxes payable ......................................................            --          --          (459)
                                                                                     ------      ------        ----
Total adjustments .........................................................           6,589       6,832       5,108
                                                                                      -----       -----       -----
Net cash provided by operating activities before extraordinary item .......          13,687      16,438       8,634
Extraordinary item - demutualization expense ..............................          (1,543)       --          --
                                                                                     ------      ------       -----
Net cash provided by operating activities .................................          12,144      16,438       8,634
                                                                                     ------      ------       -----

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sales:
Fixed maturities available for sale .......................................           5,670      28,466      26,100
Other invested assets .....................................................             144        --           732
Investment collections:
Fixed maturities available for sale .......................................           9,405      15,435      16,025
Fixed maturities held to maturity .........................................           2,561         514         418
Mortgage loans ............................................................              77          68          58
Investment purchases:
Fixed maturities available for sale .......................................         (51,050)    (58,339)    (54,010)
Fixed maturities held to maturity .........................................            --        (1,598)     (1,040)
Equity securities .........................................................          (2,042)       --          --
Change in short-term investments, net .....................................           4,550      (3,519)         90
Change in other invested assets ...........................................             344         480       3,186
Proceeds from sale of property and equipment ..............................            --          --           711
                                                                                    -------      ------         ---
Net cash used in investing activities .....................................         (30,341)    (18,493)     (7,730)
                                                                                    -------     -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES

Capital contribution - Common Stock .......................................           3,606        --          --
Capital contribution - Paid in Capital ....................................          16,321        --          --
Principal payments on debt ................................................             (32)        (42)        (34)
                                                                                        ---         ---         ---
Net cash provided by (used in) financing activities .......................          19,895         (42)        (34)
                                                                                     ------         ---         ---
Net increase (decrease) in cash ...........................................           1,698      (2,097)        872
Cash, beginning of year ...................................................           2,410       4,507       3,635
                                                                                      -----       -----       -----
Cash, end of year .........................................................        $  4,108    $  2,410    $  4,507
                                                                                   ========    ========    ========

See accompanying notes to Consolidated Financial Statements.


1.      Summary of Significant Accounting Policies

        Basis of Presentation:

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts of Farm Family Casualty Insurance Company ("Farm Family Casualty") and its wholly owned subsidiary, Rural Agency and Brokerage, Inc., ("RAB")
(collectively referred to as the "Company"). The Company is a wholly owned subsidiary of Farm Family Holdings, Inc. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Company provides property and casualty insurance coverages to members of the state Farm Bureau organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in the state Farm Bureau organizations is a prerequisite for voluntary insurance coverage, except for employees of the Company and its affiliates.

     The operations of the Company are closely related to its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family"). (see Note 10.) Farm Family Life is a stock life insurance company owned by the state Farm Bureau organizations of the ten states in which the Company operates. The Company and Farm Family Life are affiliated by common management, shared agents and employees and similar Boards of Directors.

Investments:

     Fixed maturities include bonds, redeemable preferred stocks and mortgage-backed securities. Investments in fixed maturities which the Company has both the ability and positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Fixed maturities which may be sold prior to their contractual maturity are classified as available for sale and are carried at fair value. The difference between amortized cost and fair value of fixed maturities classified as available for sale, net of deferred income taxes, is reflected as a component of stockholder's equity.

     Equity securities include common and non-redeemable preferred stocks which are carried at fair value. The difference between cost and fair value of equity securities, less deferred income taxes, is reflected as a component of stockholder's equity.

     Mortgage loans are carried at their outstanding principal balance.

     The carrying values of all investments are reviewed on an ongoing basis. If this review indicates a decline in fair value below cost is other than temporary, the Company's carrying value in the investment is reduced to its estimated realizable value and a specific write-down is taken. Such write-downs are included in realized investment gains and losses.

     Short-term investments are carried at cost which approximates fair value.

     Investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and dividends are recorded on the ex-dividend date. Interest income on mortgage-backed securities is determined on the effective yield method based on estimated principal repayments. Realized investment gains and losses are determined on a specific identification basis.

Income Taxes:

     The income tax provision is calculated under the liability method. Deferred income tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax rates. The principal assets and liabilities giving rise to such differences are reserves for losses and loss adjustment expenses, unearned premium reserve, and deferred acquisition costs. Deferred income taxes also arise from unrealized investment gains or losses on equity securities and on fixed maturities classified as available for sale.

Property-Liability Insurance Accounting:

     Premiums are deferred and earned on a pro rata basis over the terms of the respective policies. Amounts paid for ceded reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to premium. Premiums receivable are recorded at cost less an allowance for doubtful accounts.

     Policy acquisition costs that vary with and are primarily related to the production of business have been deferred. Deferred acquisition costs primarily consist of agents' compensation, premium taxes, and certain other underwriting expenses. Such deferred acquisition costs are amortized as premium revenue is recognized. Deferred acquisition costs are limited to their estimated realizable value, which gives effect to the premium to be earned, related investment income, and losses and loss adjustment expenses expected to be incurred as the premium is earned.

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


2.      Plan of Reorganization and Conversion

     On July 26, 1996, Farm Family Mutual Insurance Company ("Farm Family Mutual") converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and changed its name to Farm Family Casualty Insurance Company. The conversion was made pursuant to a Plan of Reorganization and Conversion ("the Plan") which was approved by the Superintendent of the New York State Insurance Department and approved by vote of the policyholders. As part of the Plan, Farm Family Holdings was formed and the policyholders received 2,237,000 shares of Farm Family Holdings common stock and $11,735,000 in cash in exchange for their membership interest in Farm Family Mutual. Farm Family Casualty issued 2,253,878 shares of common stock to Farm Family Holdings, and became a wholly owned subsidiary of Farm Family Holdings in accordance with the Plan.

     On July 23, 1996 Farm Family Holdings made an initial public offering of its common stock at a price of $16 per share. Farm Family Holdings received net proceeds of $41,453,000 for 2,786,000 shares sold in the initial public offering. In addition, Farm Family Holdings received $3,427,000 for 214,000 shares purchased by policyholders of Farm Family Mutual in a subscription offering.

     As part of the Plan, holders of Farm Family Mutual debt (see Note 8) could elect to exchange their debt instruments for shares of stock or cash. As a result, there were 17,000 shares and $1,107,000 in cash exchanged for debt with an outstanding principal amount of $1,371,000 plus accrued interest thereon.

3.      Investments

The amortized cost, fair value and gross unrealized gains and losses of available for sale securities and held to maturity securities at December 31, 1996 and 1995 are as follows:

($ in thousands)
                                                        Amortized   Gross Unrealized      Fair
                                                          Cost       Gains    Losses      Value
                                                          ----       -----    ------      -----
1996
Available for Sale
------------------
Fixed maturities:

U.S. Government & Agencies .........................   $ 11,017   $    367   $     79   $ 11,305
States, Municipalities & Political Subdivisions ....     42,568      1,500        118     43,950
Corporate ..........................................    135,485      3,918      1,527    137,876
Mortgage-backed Securities .........................      9,676        666       --       10,342
Redeemable Preferred Stock .........................      8,095        276         95      8,277
                                                          -----        ---         --      -----
Total fixed maturities .............................    206,842      6,727      1,819    211,750
Equity securities ..................................      2,546      5,431         69      7,908
                                                          -----      -----         --      -----
Total Available for Sale ...........................   $209,388   $ 12,158   $  1,888   $219,658
                                                       ========   ========   ========   ========
Held to Maturity
----------------
Fixed maturities:
States, Municipalities & Political Subdivisions ....   $  5,423   $     93   $     34   $  5,482
Corporate ..........................................      4,359        186         54      4,491
                                                          -----        ---         --      -----
Total Held to Maturity .............................   $  9,782   $    279   $     88   $  9,973
                                                       ========   ========   ========   ========
1995
Available for Sale
------------------
Fixed maturities:
U.S. Government & Agencies .........................   $ 12,797   $    596      $----   $ 13,393
States, Municipalities & Political Subdivisions ....     21,871      1,675         66     23,480
Corporate ..........................................    119,319      7,040        987    125,372
Mortgage-backed Securities .........................     10,985        995       --       11,980
Redeemable Preferred Stock .........................      6,722        322         80      6,964
                                                          -----        ---         --      -----
Total fixed maturities .............................    171,694     10,628      1,133    181,189
Equity securities ..................................        334      4,440         28      4,746
                                                            ---      -----         --      -----
Total Available for Sale ...........................   $172,028   $ 15,068   $  1,161   $185,935
                                                       ========   ========   ========   ========

Held to Maturity
----------------
Fixed maturities:
States, Municipalities & Political Subdivisions ....   $  5,925   $    373      $----   $  6,298
Corporate ..........................................      6,461        354         13      6,802
                                                          -----        ---         --      -----
Total Held to Maturity .............................   $ 12,386   $    727   $     13   $ 13,100
                                                       ========   ========   ========   ========



     The table below presents the amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity. Actual maturities may differ from contractual maturities as a result of prepayments.


($ in thousands)

                                            Available for Sale    Held to Maturity
                                            ------------------    ----------------
                                           Amortized     Fair    Amortized     Fair
                                             Cost       Value       Cost      Value

Due in one year or less ................   $    771   $    746   $    350   $    358
Due after one year through five years ..     23,073     23,743        917        923
Due after five years through ten years .     98,271     99,677      3,186      3,173
Due after ten years ....................     75,050     77,242      5,329      5,519
                                             ------     ------      -----      -----
                                            197,165    201,408      9,782      9,973
Mortgage-backed securities .............      9,676     10,342       --         --
                                              -----     ------      -----      -----
Total ..................................   $203,841   $211,750   $  9,782   $  9,973
                                           ========   ========   ========   ========


     Unrealized investment gains and losses on fixed maturities classified as available for sale and equity securities included in policyholders' equity at December 31, 1996 are as follows:


$ in thousands)
                                           Cost/                                              Net
                                        Amortized      Fair         Gross Unrealized      Unrealized
                                           Cost       Value          Gains     Losses        Gains
                                           ----       -----          -----     ------        -----
Fixed maturities available for sale .   $ 206,841    $ 211,750   $   6,728   $   1,819   $   4,909
Equity securities ...................       2,546        7,908       5,431          69       5,362
                                            -----        -----       -----          --       -----
Total ...............................   $ 209,387    $ 219,658   $  12,159   $   1,888      10,271
                                        =========    =========   =========   =========
Deferred income taxes ...............                                                       (3,595)
                                                                                            ------
Total ...............................                                                    $   6,676
                                                                                         =========


     The  change  in  unrealized  appreciation   (depreciation)  of  investments
included in stockholders' equity for the years ended December 31, 1996, 1995 and 1994 was as follows:


($ in thousands)
                                         1996        1995        1994
                                         ----        ----        ----
Fixed maturities available for sale   $ (4,586)   $ 17,197    $(17,236)
Equity securities .................        950         802         477
Other invested assets .............         63         (63)       --
                                            --         ---
                                        (3,573)     17,936     (16,759)
Deferred income taxes .............      1,251      (6,237)      5,698
                                         -----      ------       -----
                                      $ (2,322)   $ 11,699    $(11,061)
                                      ========    ========    ========


     The components of net investment income are as follows:


($ in thousands)
                                        1996        1995        1994
                                        ----        ----        ----
Interest on fixed maturities .....   $ 15,492    $ 14,561    $ 13,546
Dividends from equity securities .         53          19          23
Interest on mortgage loans .......        169         180         182
Interest on short-term investments        385         315         145
Other, net .......................       --          (406)       (381)
                                       ------        ----        ----
Total investment income ..........     16,100      14,669      13,515
Investment expense ...............       (467)       (343)       (325)
                                         ----        ----        ----
Net investment income ............   $ 15,633    $ 14,326    $ 13,190
                                     ========    ========    ========


     A summary of realized investment gains (losses), net as follows:


($ in thousands)

                          1996      1995     1994
                        ------    ------   ------
Fixed maturities ....   $ (567)   $  912   $1,241
Equity securities ...     --        --         99
Other invested assets      (73)     --       --
                           ---      ---      ---
                        $ (640)   $  912   $1,340
                        ======    ======   ======



4.      Fair Value of Financial Instruments

         The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. The estimated fair value of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. As a number of the Company's significant assets (including deferred acquisition costs, and deferred income taxes) and liabilities (including reserves for losses and loss adjustment expenses) are not considered financial instruments, the disclosures that follow do not reflect the fair value of the Company as a whole.

         The following table presents the carrying value and fair value of the Company's financial instruments at December 31, 1996 and 1995.




($ in thousands)                                     1996                  1995
----------------                                     ----                  ----
                                             Carrying      Fair    Carrying      Fair
                                               Value      Value      Value      Value
                                               -----      -----      -----      -----
Assets
------
Fixed maturities .........................   $221,532   $221,723   $193,575   $194,289
Equity securities ........................      7,908      7,908      4,746      4,746
Mortgage loans ...........................      1,745      1,745      1,822      1,822
Cash and short-term investments ..........      6,090      6,090      8,942      8,942
Premiums receivable, net .................     22,663     22,663     21,791     21,791
Receivable from affiliates, net ..........     16,489     16,489     13,860     13,860
Accrued investment income and other assets      6,535      6,535      6,940      6,940
Liabilities
-----------
Accrued expenses and other liabilities ...      9,081      9,081      7,788      7,788
Debt .....................................      1,304      1,304      2,707      2,707



     The following methods and assumptions were used in estimating the fair value disclosures for the financial instruments:

             Fixed maturities and equity securities -- The fair value is based upon quoted market prices where available or from independent pricing services.

             Mortgage loans -- The fair value is based on discounted cash flows using discount rates at which similar loans would be made to borrowers with similar characteristics.

             Cash and short-term investments -- Due to their short-term, highly liquid nature, their carrying value approximates fair value.

             Premiums Receivable, net; Accrued Investment Income and Other Assets; Receivable from Affiliates, net; and Accrued Expenses and Other Liabilities -- Due to their short-term nature, their carrying value approximates fair value.

             Debt -- The fair value is based on discounted cash flows using current borrowing rates for similar debt arrangements.

                                      F-11
5.      Reinsurance

     The Company assumes and cedes insurance to participate in the reinsurance market, limit maximum losses and minimize exposure on large risks. Reinsurance contracts do not relieve the Company from its obligations to policyholders as the primary insurer. The Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk arising from similar geographic regions, activities and economic characteristics of the reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. Amounts recoverable are regularly evaluated by the Company and an allowance for uncollectible reinsurance is provided when collection is in doubt. At December 31, 1996 and 1995, the Company determined it was not necessary to provide an allowance for uncollectible reinsurance.

     The Company's reinsurance program also includes reinsurance agreements with United Farm Family. (see Note 10.) The effects of reinsurance on premiums written and earned, and losses and loss adjustment expenses incurred, for the years indicated were as follows:


                                                                              Year Ended
                                                                             December 31,
($ in thousands)
                                                                      1996         1995         1994
                                                                 ---------    ---------    ---------
Premiums written
Direct ...........................................               $ 146,408    $ 135,963    $ 122,039
Assumed ..........................................                   6,462        6,261        7,577
Ceded to United Farm Family ......................                  (9,336)      (9,237)      (9,776)
Ceded to non-affiliates ..........................                  (9,690)     (12,153)     (14,226)
                                                                    ------      -------      -------
Premiums written, net of reinsurance .............               $ 133,844    $ 120,834    $ 105,614
                                                                 =========    =========    =========
Premiums earned
Direct ...........................................               $ 142,794    $ 131,717    $ 117,384
Assumed ..........................................                   6,931        6,552        7,690
Ceded to United Farm Family ......................                  (9,334)      (9,238)      (9,750)
Ceded to non-affiliates ..........................                  (9,611)     (12,095)     (13,858)
                                                                    ------      -------      -------
Premiums earned, net of reinsurance ..............               $ 130,780    $ 116,936    $ 101,466
                                                                 =========    =========    =========

Losses and loss adjustment expenses incurred
Direct ...........................................               $  99,954    $  91,176    $  91,467
Assumed ..........................................                   4,630        4,658        4,513
Ceded to United Farm Family ......................                  (7,277)      (6,604)      (7,378)
Ceded to non-affiliates ..........................                  (2,330)      (6,046)      (5,922)
                                                                    ------       ------       ------
Losses and loss adjustment expenses incurred,
net of reinsurance ...............................               $  94,977    $  83,184    $  82,680
                                                                 =========    =========    =========


6.      Income Taxes

         The components of the deferred income tax assets and liabilities at December 31, 1996 and 1995 are as follows:



($ in thousands)

Deferred Income Tax Assets                                     1996      1995
                                                              -------   -------
Reserves for losses and loss adjustment expenses ..........   $ 4,423   $ 4,444
Unearned premium reserve ..................................     3,774     3,559
Accrued expenses and other liabilities ....................       789       474
Investments ...............................................       148        68
                                                                  ---        --
Total deferred income tax assets ..........................     9,134     8,545
                                                                -----     -----
Deferred Income Tax Liabilities
Deferred acquisition costs ................................     3,739     3,685
Unrealized investment gains, net ..........................     3,595     4,846
Other assets ..............................................       269       231
Total deferred income tax liabilities .....................     7,603     8,762
                                                                -----     -----
Net deferred income tax asset (liability) .................   $ 1,531   $  (217)
                                                              =======   =======

     There was no valuation allowance for deferred income tax assets as of December 31, 1996 or 1995. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Management primarily considered the existence of taxable income in the carryback period in making this assessment and believes the benefits of the deductible differences recognized as of December 31, 1996 and 1995 will ultimately be realized.

     The components of income tax expense (benefit) are as follows:


($ in thousands)
                             Year Ended December 31,
                              1996       1995      1994
                           -------    -------   -------
Current ................   $ 4,268    $ 4,403   $   851
Deferred ...............      (498)       581       596
Total income tax expense   $ 3,770    $ 4,984   $ 1,447


     The Company paid income taxes of $4,592,000, $3,952,000 and $2,209,000 in 1996, 1995 and 1994 respectively. A reconciliation of the differences between the Company's effective rates of tax and the United States federal income tax rates follows:


                                                                 Year Ended December 31,
($ in thousands)                                       % of                % of                 % of
                                                      Pretax              Pretax               Pretax
                                              1996    Income       1995   Income       1994    Income
                                              ----    ------       ----   ------       ----    ------
Income tax provision at prevailing rates   $ 4,243    34.19%    $ 5,006    34.31%    $ 1,691    34.00%
Tax effect of:
Tax exempt interest income .............      (107)    (.86)        (11)    (.08)        (67)   (1.35)
Dividends received deduction ...........      (156)   (1.26)       (148)   (1.01)       (140)   (2.81)
Other, net .............................      (210)   (1.69)        137      .94         (37)    (.74)
                                              ----    -----         ---      ---         ---     ----
Federal income tax expense .............   $ 3,770    30.38%    $ 4,984    34.16%    $ 1,447    29.10%
                                           =======    =====     =======    =====     =======    =====


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

     The following table provides a reconciliation of beginning and ending liability balances for reserves for losses and loss adjustment expenses for the years ended December 31, 1996, 1995 and 1994.


                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                  1996         1995         1994
                                                                  ----         ----         ----
($ in thousands)
Reserves for losses and loss adjustment
expenses at beginning of year ..............................   $ 137,978    $ 127,954    $ 123,477
Less reinsurance recoverables and receivables ..............      28,655       28,230       28,761
                                                                  ------       ------       ------
Net reserves for losses and loss adjustment
expenses at beginning of year ..............................     109,323       99,724       94,716
                                                                 -------       ------       ------
Incurred losses and loss adjustment expenses:
Provision for insured events of current year ...............     100,418       88,366       86,370
Decrease in provision for
insured events of prior years ..............................      (5,441)      (5,182)      (3,690)
                                                                  ------       ------       ------
Total incurred losses and loss adjustment expenses .........      94,977       83,184       82,680
                                                                  ------       ------       ------

Payments:
Losses and loss adjustment expenses
attributable to insured events of current year .............      50,122       40,519       43,232
Losses and loss adjustment expenses
attributable to insured events of prior years ..............      39,795       33,066       34,440
                                                                  ------       ------       ------
Total Payments: ............................................      89,917       73,585       77,672
                                                                  ------       ------       ------
Net reserves for losses and loss
adjustment expenses at end of year .........................     114,383      109,323       99,724
Plus reinsurance recoverables and receivables ..............      26,837       28,655       28,230
                                                                  ------       ------       ------
Reserves for losses and loss adjustment
expenses at end of year ....................................   $ 141,220    $ 137,978    $ 127,954
                                                               =========    =========    =========



     The Company does not discount reserves for losses and loss adjustment expenses except for certain lifetime workers' compensation indemnity reserves assumed from mandatory pools. The amount of such discounted reserves was $4,184,000 (net of a discount of $1,185,000), $4,754,000 (net of a discount of
$1,192,000)  and $4,876,000  (net of a discount of $1,217,000)  for December 31,
1996, 1995 and 1994, respectively.

    8.  Debt

     At December 31, 1996, debt consists of $301,000 of debentures and $1,003,000 of subordinated surplus certificates. The debentures and subordinated surplus certificates bear interest at the rate of 8% per annum, have no maturity date, and principal and interest are repayable only with the approval of the Insurance Department of the State of New York. No single holder holds more than 5% of the outstanding debentures or subordinated surplus certificates. The Company paid interest of $279,000, $217,000 and $220,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996, the Company had an available line of credit with a bank for $2,000,000. There were no amounts outstanding on this line of credit at December 31, 1996.

    9.     Benefits Plans

Pension Plan:
The  Company  and Farm  Family  Life  sponsor  a  qualified
multi-employer noncontributory defined benefit pension plan covering substantially all of the Company's and Farm Family Life's full-time employees who meet the eligibility requirements. Benefits under the pension plan are primarily based upon the employee's length of service and the employee's average compensation for certain periods during the last years of employment. The Company's funding policy for its defined benefit pension plan is to make annual contributions in accordance with accepted actuarial cost methods subject to regulatory funding limitations. Effective January 1, 1997, the Company and Farm Family Life froze benefits available through the defined benefit plan. In addition, the Company implemented a voluntary early retirement program in the fourth quarter of 1996. (See note 13).

     The net pension expense for the plan is as follows:



($ in thousands)                                  Year Ended December 31,
                                                   1996       1995       1994
                                                -------    -------    -------
Service cost ................................   $   869    $   708    $   777
Interest cost on projected benefit obligation     1,411      1,384      1,225
Actual return on plan assets ................      (854)    (1,844)      (401)
Net amortization (deferral) .................      (447)       632       (756)
Voluntary early retirement program ..........     2,069       --         --
                                                  -----     ------     ------
Total pension expense .......................   $ 3,048    $   880    $   845
                                                =======    =======    =======


     The Company's portion of net periodic pension expense, excluding the expense of the voluntary early retirement program for the years ended December 31, 1996, 1995 and 1994 was $607,000, $537,000 and $516,000, respectively. In addition, the Company's portion of the expense related to the voluntary early retirement program was $1,135,000 for 1996.

     Assumptions used in the determination of pension obligations and assets were:

                             Year Ended December 31,

                                                         1996       1995       1994
                                                       -------    -------    -------
Weighted-average discount rate .................         7.00%      6.40%      7.90%
Rate of increase in compensation levels ........         4.00%      3.40%      4.90%
Expected long-term rate of return on plan assets         8.00%      8.00%      8.00%



         The following table summarizes the funded status of the pension plan:
Year Ended December 31,

                                                                  1996        1995
                                                              --------    --------
($ in thousands)
Actuarial present value of benefit obligations:
Vested ....................................................   $ 21,075    $ 17,901
Nonvested .................................................       --           338
                                                                ------         ---
Accumulated benefit obligation ............................     21,075      18,239
Effect of projected future salary increases on past service       --         3,204
                                                                ------       -----
Projected benefit obligation ..............................     21,075      21,443
Plan assets at fair value .................................     18,881      17,112
                                                                ------      ------
Projected benefit obligation in excess of plan assets .....   $ (2,194)   $ (4,331)
                                                              ========    ========

     The accrued pension liability of the plan was as follows:


                             Year Ended December 31,
                                    1996 1995
                                                            -------    -------
($ in thousands)
Projected benefit obligation in excess of plan assets ..   $(2,194)   $(4,331)
Unrecognized prior service asset .......................      --          114
Unrecognized net gain from past
experience different from that assumed .................      --        3,880
Unrecognized net asset at transition ...................      --         (558)
Minimum liability adjustment ...........................      --         (232)
                                                            ------       ----
Accrued pension liability ..............................   $(2,194)   $(1,127)
                                                           =======    =======

Incentive Savings Plan:
     The Company and Farm Family Life sponsor an employee incentive savings plan which is qualified under Section 401(k) of the Internal Revenue Code. Under the provisions of this plan, employees may contribute 1% to 16% of their eligible compensation, with up to 6% being eligible for matching contributions from the Company. In addition, the Company contributed 1% of eligible compensation up to $240 to the plan for all eligible employees in 1996, 1995 and 1994. Effective January 1, 1997, the Company will contribute 3% of the eligible compensation to the plan and a matching 25% of the first 6% of eligible compensation deferred by each eligible employee. Also, the Company may elect to make additional discretionary contributions to the plan. The Company's expense associated with the plan was $182,000, $138,000 and $155,000 in 1996, 1995 and 1994,
respectively.

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

     Net periodic postretirement benefit expense for the plan included the following:

                                        Year Ended December 31,
($ in thousands)
                                            1996      1995
                                            ----      ----
Service cost ...........................    $ 27      $ 37
Interest cost ..........................      63        73
Return on assets .......................     --        --
Amortization of transition obligation ..      47        47
Voluntary early retirement program .....      41       --
                                              --      ----
Total ..................................    $178      $157
                                            ====      ====


     The Company incurred postretirement benefit expenses on a cash basis of $6,000 for the year ended December 31, 1994. The Company's portion of net periodic postretirement benefit expense, excluding the expense related to the voluntary early retirement program, for each of the years ended December 31, 1996 and 1995 was $66,000. In addition, the Company's portion of the expense related to the voluntary early retirement program was $22,000 for 1996.

     Tthe plan's postretirement benefit obligation reconciled with the plan's funded status and the amount recognized in the Company's consolidated balance sheets was as follows:


                                                                   Year Ended December 31,
($ in thousands)
                                                                        1996       1995
                                                                        ----       ----
Accumulated postretirement benefit obligation:
Retirees .........................................................   $  (487)   $  (534)
Other fully eligible plan participants ...........................      (182)      (260)
Other active plan participants ...................................      (293)      (452)
                                                                        ----       ----
Obligation at year-end ...........................................      (962)    (1,246)
Plan assets ......................................................      --         --
                                                                        -----     -----
Funded status ....................................................      (962)    (1,246)
Unrecognized transition obligation ...............................       805        893
Unrecognized net loss ............................................       (95)       238
                                                                         ---        ---
Accrued postretirement benefit liability at year-end .............   $  (252)   $  (115)
                                                                     =======    =======


     The discount rate used to determine the accumulated postretirement benefit obligation was 7.0% at December 31, 1996 and 6.4% at December 31, 1995.

   10.  Related Party Transactions

     The operations of the Company are closely related with those of Farm Family Life and Farm Family Life's wholly owned subsidiary, United Farm Family, and with the Company's parent, Farm Family Holdings. The affiliated Companies operate under similar Boards of Directors and have similar senior management. The affiliated Companies share home office premises, branch office facilities, data processing equipment, certain personnel and other operational expenses. Expenses are shared based on each Company's estimated level of usage. The gross shared expenses and the Company's share of such expenses is summarized below:

($ in thousands)
                                Company's Share
                                ---------------
                        Gross Shared
Year Ended December 31,   Expenses   Amount    Percentage
-----------------------   --------   ------    ----------
         1996             $30,689   $19,379        63%
         1995              26,650    16,182        61
         1994              23,833    14,402        60

     Farm Family Life held $813,000 of the Company's debentures in 1994 and 1995. In July 1996 the Company repurchased the debentures owned by Farm Family Life for the principal amount of $813,000 plus accrued interest of $37,000. The Company incurred interest expense of $37,000 in 1996 and $65,000 in 1995 and 1994 on the debentures held by Farm Family Life. During 1994, the Company sold its data processing equipment to Farm Family Life at net book value.

     The Company's reinsurance program includes reinsurance agreements with United Farm Family. In accordance with the provisions of these reinsurance agreements, the Company recognized commission income (expenses) of approximately $191,000, $2,000, and ($39,000) during the years ended December 31, 1996, 1995 and 1994, respectively. A summary of the effect of the reinsurance agreements with United Farm Family on premiums written and earned is described in Note 5.

     Receivable from affiliates represents amounts due from United Farm Family pursuant to a reinsurance agreement and amounts due from Farm Family Holdings, Farm Family Life and United Farm Family for shared expenses.

     Currently, Farm Family Life and its wholly owned subsidiary, United Farm Family, prepare their financial statements in accordance with statutory accounting practices. Such practices vary significantly from generally accepted accounting practices. The following financial information was derived from the statutory basis financial statements for Farm Family Life and United Farm Family as of and for the year ended December 31, 1996:

                       Total    Statutory      Net
($ in thousands)      Assets     Surplus     Income
----------------      ------     -------     ------
Farm Family Life .   $721,129   $ 74,081   $  8,111
United Farm Family     31,378     13,571      2,134


11.      Dividends to Stockholders and Statutory Financial Information

     The Company is restricted by law as to the amount of dividends it can pay to stockholders without the approval of regulatory authorities.

     Net income and surplus of the Company, as determined in accordance with statutory accounting practices are as follows:

($ in thousands)  1996             1995           1994
                  ----             ----           ----
Net income       $7,221           $6,735        $3,196
Surplus          83,194           55,916        42,870



     The National Association of Insurance Commissioners ("NAIC") has adopted risk based capital ("RBC") requirements that require insurance companies to calculate and report information under a risk-based formula which measures statutory capital and surplus needs based on a regulatory definition of risk in a company's mix of products and its balance sheet. The implementation of RBC is not expected to affect the operations of the Company since its Total Adjusted Capital exceeds the threshold level of regulatory action, as defined by the NAIC.

12.     Commitments, Contingencies and Uncertainties

     The Company is party to numerous legal actions arising in the normal course of business. Management believes that resolution of these legal actions will not have a material adverse effect on its consolidated financial condition.

     Catastrophes are an inherent risk in the property and casualty insurance industry and could produce significant adverse fluctuations in the Company's results of operations and financial condition. Since the Company operates primarily within the Northeastern U.S., it is subject to a concentration of risk within this geographic region. For the years ended December 31, 1996, 1995 and 1994, approximately 61%, 60% and 58%, respectively, of the Company's direct written premiums were derived from policies written in the states of New York and New Jersey. The Company uses its reinsurance program to mitigate the impact on net income of large or unusual losses and loss adjustment expense activity. However, the Company is required by law to participate in a number of involuntary reinsurance pools and such pools may from time to time experience deficits which could result in losses to the Company.

     The Company is a party to a Membership List Purchase Agreement with each of the state Farm Bureaus in the ten states in which it conducts business. The Membership List Purchase Agreements are for six years commencing on January 1, 1996. For the year ended December 31, 1996, the Company paid a total of $571,000 to the Farm Bureaus pursuant to the Membership List Purchase Agreements. For the years ended December 31, 1995 and 1994, the Company paid $547,000 and $516,000, respectively, to the Farm Bureaus under substantially similar Membership List Purchase Agreements in effect for such periods.

     Pursuant to an agreement between the Company and its agents and agency managers, subject to certain conditions including length of service and profitability, certain agents and agency managers are eligible to receive monthly extended earnings payments for a period of up to eight years subsequent to the termination of their association with the Company. Historically, such payments have been funded from commissions earned on the agent's or agency manager's book of business subsequent to the termination of the agent's association with the Company in accordance with the Company's agreement with the successor agents and agency managers. In the event that such commissions are insufficient to fund the extended earnings payments, the Company would be responsible for such payments. The aggregate outstanding amount of the extended earnings payments which former agents and agency managers are entitled to receive for a period of up to eight years subsequent to December 31, 1996 is $3,341,000.

13.     Extraordinary Item and Non-Recurring Expenses

     During 1996, the Company incurred expenses of $1,543,000 related to the demutualization of Farm Family Mutual which the Company has identified as an extraordinary item. These expenses consisted primarily of printing, postage, and legal costs.

     Pursuant to the Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company recorded a non-recurring expense, net of an income tax benefit of $405,000, of $752,000, for the Company's share of the costs of a voluntary early retirement program offered to certain eligible employees in 1996. Eligibility for the program was based on age and years of service.

             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                     INDEX TO FINANCIAL STATEMENT SCHEDULES
                          Year Ended December 31, 1996

The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.


                                                          Page
                                                          ----
Schedule I    Summary of Investments -
               Other than Investments in Related Parties   S-2

Schedule IV   Reinsurance                                  S-3

Schedule VI   Supplemental Information Concerning
               Property - Casualty Insurance Operations    S-4


             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                       SCHEDULE 1 - SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                                DECEMBER 31, 1996
                                ($ in thousands)
                                                                      Amortized            Balance Sheet
Type of Investment                                                      Cost    Fair Value Carrying Value
------------------                                                      ----    ---------- --------------
Available for sale
------------------
Fixed maturities:
United States Government and government agencies ...................   $ 11,017   $ 11,305     $ 11,305
States, municipalities and political subdivisions ..................     42,568     43,950       43,950
Public utilities ...................................................     26,244     26,233       26,233
Corporate ..........................................................    109,241    111,643      111,643
Mortgage-backed ....................................................      9,676     10,342       10,342
Redeemable preferred stock .........................................      8,095      8,277        8,277
                                                                          -----      -----        -----
Total fixed maturities .............................................    206,841    211,750      211,750
                                                                        -------    -------      -------

Equity securities:
Common stocks:
Public utilities ...................................................      1,219      1,314        1,314
Banks, trusts and insurance companies ..............................        244      5,490        5,490
Industrial and miscellaneous .......................................      1,083      1,104        1,104
                                                                          -----      -----        -----
Total equity securities ............................................      2,546      7,908        7,908
                                                                          -----      -----        -----
Total available for sale ...........................................    209,387    219,658      219,658
                                                                        =======    =======      =======

Held to maturity
----------------
States, municipalities and political subdivisions ..................      5,423      5,482        5,423
Corporate ..........................................................      4,359      4,491        4,359
                                                                          -----      -----        -----
Total held to maturity .............................................      9,782      9,973        9,782
                                                                          =====      =====        =====
Mortgage loans on real estate ......................................      1,745      1,745        1,745
Short-term investments .............................................      1,982      1,982        1,982
Other invested assets ..............................................        748        748          748
                                                                            ---        ---          ---
Total investments ..................................................   $223,644   $234,106     $233,915
                                                                       ========   ========     ========


             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                            SCHEDULEIV - REINSURANCE
                                ($ in Thousands)


                                         Earned  Premiums
                                         ----------------                  Percentage
                                           Ceded to   Assumed               of Amount
                                 Gross      Other    From Other            Assumed to
                                 Amount   Companies  Companies  Net Amount    Net
                                 ------   ---------  ---------  ----------    ---
Year Ended December 31, 1996
Property/Casualty Insurance    $142,794   $ 18,945   $  6,931   $130,780      5.3%

Year Ended December 31, 1995
Property/Casualty Insurance     131,717     21,333      6,552    116,936      5.6%

Year Ended December 31, 1994
Property/Casualty Insurance     117,384     23,608      7,690    101,466      7.6%




             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                                   SCHEDULE VI
                SUPPLEMENTAL INFORMATION CONCERNING CONSOLIDATED
                     PROPERTY-CASUALTY INSURANCE OPERATIONS
                                ($ in thousands)
                                                                                        Claims
                                                                                       & Claim
                           Reserve for                                                Adjustment
                              Unpaid                                                    Expense
                              Claims                                                   Incurred   Amortization Paid Claims
                  Deferred   & Claim    Discount                             Net      Related to   of Deferred   and Claim
                Acquisition Adjustment   if any     Unearned     Earned  Investment Current  Prior Acquisition Adjustment    Premium
                   Costs     Expenses   Deducted    Premiums    Premiums   Income    Year     Year    Costs     Expenses     Written
Affiliation with
Registrant
---------------------------
Year Ended
December 31, 1996
Property and

Casualty business   $ 10,682  $141,220               $55,945    $130,780  $15,633 $100,418  $(5,441)  $26,348   $89,917     $133,844

Year Ended
December 31, 1995
Property and
Casualty business     10,527   137,978                52,799     116,936   14,326   88,366   (5,182)   23,162    73,585      120,834

Year Ended
December 31, 1994
Property and
Casualty business      8,671   127,954                48,843     101,466   13,190   86,370   (3,690)   19,469    77,672      105,614






                                 EXHIBIT INDEX

                FARM FAMILY CASUALTY INSURANCE COMPANY FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                                                                         Sequential
                                                                                         Page Number
Exhibit Number          Document Description

*2.1          Plan  of  Reorganization  and  Conversion  dated  February  14,
              1996 as  amended  by Amendment No. 1, dated April 23, 1996

 10.2         Amended and Restated  Expense  Sharing  Agreement,  made effective as of February 14, 1996,  by and  among  Farm  Family  Casualty
              Insurance  Company,  Farm  Family  Life Insurance Company and Farm
              Family Holdings,  Inc.  incorporated by reference to Farm Family
              Holdings, Inc. Form 10-K for the fiscal year ended December 31,
              1996

*10.3         Indenture of Lease, made the 1st day of January 1988, between Farm
              Family Life  Insurance  Company and Farm Family  Mutual  Insurance
              Company as amended by the Amendment to
              Lease, effective January 1, 1994

 10.4         Underlying Multi-Line Per Risk Reinsurance Contract, effective
              January 1, 1995, issued to Farm Family Mutual Insurance Company by
              The Subscription Reinsurer(s)Executing the Interests and Liabilities Agreement(s) Attached Thereto, as amended by Addendum No. 1, effective January 1, 1996 (Incorporated by reference to Registration Statement No. 333-4446), Addendum No. 2, effective January 1, 1996, Addendum No. 3 effective July 26, 1996 incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the fiscal year ended December 31, 1996

 10.5         Umbrella Quota Share Reinsurance Contract,  effective January 1,
              1995, issued to Farm Family Mutual Insurance Company and United
              Farm Family Insurance Company,  as amended by  Addendum  No.  1, effective  January  1,  1995  (Incorporated  by  reference  to
              Registration  Statement  No.  333-4446),  and Addendum No. 2
              effective  July 26, 1996 incorporated by reference  to Farm Family
              Holdings,  Inc.  Form 10-K for the fiscal year ended December 31,
              1996

*10.6         Excess  Catastrophe  Reinsurance  Contract  effective January 1,
              1996, issued to Farm Family Mutual Insurance Company

*10.7         Assumption  Agreement,  commencing  January  1,  1995,  between
              Farm  Family Mutual Insurance Company and United Farm Family
              Insurance Company

*10.8 Service Agreement, made effective as of July 25, 1988 by and between Farm Family Mutual Insurance Company and United Farm
              Family Insurance Company

*10.9         Form of Membership  List  Purchase  Agreement  between Farm Family
              Mutual  Insurance Company and each of the Farm Bureaus

*10.10        Farm Family Mutual Insurance Company 8% Subordinated Surplus
              Certificate, as amended by Certificate of Amendment No. 1 and Trust Indenture, dated as of December 29, 1976 relating to the 8%
              Subordinated Surplus Certificates

*10.11        Farm Family Mutual Insurance Company 5% Debenture, as amended by
              Certificate of Amendment, effective January 1, 1969, Certificate of Amendment No. 2, effective January 1, 1979, Certificate of
              Amendment No. 3 and Supplemental Trust Indenture, dated as of
              August 25, 1955 Amending Trust Indenture, dates as of May 16, 1955
              Relating to The 5% Debentures, as amended by Certificate of Amendment, dated as of August 25, 1955, Certificate of Amendment
              No. 2, dated as of August 25, 1955, Certificate of Amendment No. 3 dated as of August 25, 1955


                                                                                         Sequential
                                                                                         Page Number
Exhibit Number       Document Description

*10.12 Farm Family Mutual Insurance Company Officer Severance Pay Plan, adopted effective August 1, 1994

*10.13        Farm Family Mutual Insurance Company  Supplemental  Employee
              Retirement Plan, adopted as of January 1, 1994

 10.17        Farm Family Supplemental Savings and Profit Sharing Plan effective
              January 1, 1997 incorporated by reference to Farm Family Holdings,
              Inc.  Form 10-K for the fiscal year ended December 31, 1996

 10.18        Tax Payment Allocation Agreement Farm Family Holdings,  Inc. and
              Subsidiary effective January 1, 1996 by and between Farm Family
              Holdings, Inc. and Farm Family Casualty Insurance Company incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the fiscal year ended December 31, 1996

 21           Subsidiaries of the Registrant

*Incorporated by reference to Registration Statement No. 333-4446



                     FARM FAMILY CASUALTY INSURANCE COMPANY
                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

Subsidiaries                                                               State
------------                                                               -----
Rural Agency and Brokerage, Inc. ("RAB") is a wholly owned
subsidiary of Farm Family Casualty Insurance Company                         NY

Rural Insurance Agency and Brokerage of Massachusetts, Inc.
is a wholly owned subsidiary of RAB.                                         MA

R.A.A.B of W. Va., Inc. is a wholly owned subsidiary of RAB.                 WV

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FARM FAMILY CASUALTY INSURANCE COMPANY

                                         By:     /s/  Philip P. Weber
                                         ----------------------------
                                          Philip P. Weber, President
                                             March 21, 1997


                                                        SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  President  and CEO
/s/ Philip P. Weber               (Principal Executive Officer)          /s/ Arthur D. Keown, Jr.    Director
-------------------               -----------------------------          ------------------------    --------
Philip P. Weber                   March 6, 1997                          Arthur D. Keown, Jr.        March 6, 1997

                                  Executive Vice President-Finance
                                  (Principal Financial & Accounting
/s/ Timothy A. Walsh              Officer)                               /s/ Daniel R. LaPointe      Director
--------------------              --------                               ----------------------      --------
Timothy A. Walsh                  March 6, 1997                          Daniel R. LaPointe          March 6, 1997


/s/ Robert L. Baker               Director                               /s/ John W. Lincoln         Director
-------------------               --------                               -------------------         --------
Robert L. Baker                   March 6, 1997                          John W. Lincoln             March 6, 1997


/s/ Randolph L. Blackmer, Jr.     Director                               /s/ Wayne A. Mann           Director
-----------------------------     --------                               -----------------           --------
Randolph C. Blackmer, Jr.         March 6, 1997                          Wayne A. Mann               March 6, 1997


/s/ Fred G. Butler, Sr.           Director                               /s/ Frank W. Matheson       Director
-----------------------           --------                               ---------------------       --------
Fred G. Butler, Sr.               March 6, 1997                          Frank W. Matheson           March 6, 1997


/s/ Joseph E. Calhoun             Director                               /s/ Norma R. O'Leary        Director
---------------------             --------                               --------------------        --------
Joseph E. Calhoun                 March 6, 1997                          Norma R. O'Leary            March 6, 1997


/s/ James V. Crane                Director                                                           Director
------------------                --------                               ------------------------    --------
James V. Crane                    March 6, 1997                          John I. Rigolizzo, Jr.      March 6, 1997


/s/ Stephen J. George             Director                               /s/ Harvey T. Smith         Director
---------------------             --------                               -------------------         --------
Stephen J. George                 March 6, 1997                          Harvey T. Smith             March 6, 1997


                                  Director                               /s/ William M. Stamp, Jr.   Director
------------------                --------                               -------------------------   --------
Gordon H. Gowen                   March 6, 1997                          William M. Stamp, Jr.       March 6, 1997


/s/ Jon R. Greenwood              Director                               /s/ Charles A. Wilfong      Director
--------------------              --------                               ----------------------      --------
Jon R. Greenwood                  March 6, 1997                          Charles A. Wilfong          March 6, 1997


/s/ Clark W. Hinsdale III         Director                               /s/ Tyler P. Young          Director
-------------------------         --------                               ------------------          --------
Clark W. Hinsdale III             March 6, 1997                          Tyler P. Young              March 6, 1997


/s/ Richard A. Jerome             Director
---------------------             --------
Richard A. Jerome                 March 6, 1997

