Form 10-Q
period 1997-03-31
FARM FAMILY MUTUAL INSURANCE CO
filed 1997-05-15
CIK 277269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997
                           Commission File No. 2-57299


                     FARM FAMILY CASUALTY INSURANCE COMPANY
                    A New York Corporation IRS No. 14-1415410

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

     The number of shares outstanding of the issuer's common stock as of May 14, 1997 is 2,253,878. All of the outstanding shares of the issuer's common stock are held by Farm Family Holdings, Inc.

                     FARM FAMILY CASUALTY INSURANCE COMPANY

                                      INDEX



   Part I.   Financial Information

              Item 1. Financial  Statements of Farm Family  Casualty  Insurance
                      Company (unaudited) Consolidated Balance Sheets March 31, 1997 and December 31, 1996

                      Consolidated Statements of Income -
                      Three months ended March 31, 1997 and 1996

                      Consolidated Statements of Cash Flow Three months ended March 31, 1997 and 1996

                      Notes to Consolidated Financial Statements

             Item 2. Management's Discussion and Analysis of Financial Condition
                     and Results of Operations


  Part II.   Other Information

             Item 6.  Exhibits and Reports on Form 8-K




             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)


                                                                               (Unaudited)
                                                                              March 31, 1997  December 31, 1996
---------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $215,479 in 1997 and $206,841 in 1996 )                    $215,889          $211,750
     Held to maturity, at amortized cost
        (Fair value: $9,565 in 1997 and $9,973 in 1996)                                9,563             9,782
   Equity securities
     Available for sale, at fair value
      (Cost: $2,676 in 1997 and $2,546 in 1996)                                        8,078             7,908
   Mortgage loans                                                                      1,725             1,745
   Other invested assets                                                                 873               748
   Short-term investments                                                              1,649             1,982
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       237,777           233,915
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   3,881             4,108
Insurance receivables:
   Reinsurance receivables                                                            10,401            10,743
   Premiums receivable, net                                                           25,554            22,663
Deferred acquisition costs                                                            10,721            10,682
Accrued investment income                                                              4,425             4,709
Deferred income tax asset, net                                                         3,259             1,531
Prepaid reinsurance premiums                                                           2,391             1,944
Receivable from affiliates, net                                                       16,073            16,489
Other assets                                                                           1,646             1,826
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $316,128          $308,610
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $143,205          $141,220
   Unearned premium reserve                                                           58,143            55,945
   Reinsurance premiums payable                                                        2,059               641
   Accrued expenses and other liabilities                                             10,562             9,081
   Debt                                                                                1,293             1,304
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       215,262           208,191
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholder's equity:
Common stock $1.60 par value 3,200,000 shares authorized
         and 2,253,878 shares issued and outstanding                                   3,606             3,606
Additional Paid in Capital                                                            84,125            84,125
Retained earnings                                                                      9,358             6,012
Net unrealized investment gains                                                        3,777             6,676
---------------------------------------------------------------------------------------------------------------
             Total stockholder's equity                                              100,866           100,419
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholder's Equity                             $316,128          $308,610
---------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.



             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                ($ in thousands)


                                                                                            (Unaudited)
                                                                                           For the Three
                                                                                               Months
                                                                                           Ended March 31,
                                                                                      1997             1996
-----------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                                                             $34,973        $31,676
     Net investment income                                                                  4,260          3,858
     Realized investment gains (losses), net                                                  (90)            63
     Other income                                                                             220            213
-----------------------------------------------------------------------------------------------------------------
                       Total revenues                                                      39,363         35,810
-----------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                                                   24,697         25,722
     Underwriting expenses                                                                  9,641          8,787
     Interest expense                                                                          26             54
     Dividends to policyholders                                                                38             27
-----------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                                     34,402         34,590
-----------------------------------------------------------------------------------------------------------------

Income before federal income tax expense and extraordinary item                             4,961          1,220
Federal income tax expense                                                                  1,615            397
-----------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                                            3,346            823
Extraordinary item - demutualization expenses                                                   -            521
-----------------------------------------------------------------------------------------------------------------
             Net income                                                                    $3,346           $302
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to Consolidated Financial Statements.




             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                             (Unaudited)
                                                                                            For the Three
                                                                                                Months
                                                                                           Ended March 31,
                                                                                         1997             1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $3,346           $302
-----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment (gains) losses                                                         90           (63)
    Amortization of bond discount                                                              52             32
    Deferred income taxes                                                                   (160)            169
    Extraordinary item - demutualization expenses                                               -            521
    Changes in:
         Reinsurance receivables                                                              342          1,065
         Premiums receivable                                                              (2,891)        (1,157)
         Deferred acquisition costs                                                          (39)           (24)
         Accrued investment income                                                            284            243
         Prepaid reinsurance premiums                                                       (447)          (129)
         Receivable from affiliates                                                           416        (1,080)
         Other assets                                                                         172          (161)
         Reserves for losses and loss adjustment expenses                                   1,985          2,341
         Unearned premium reserve                                                           2,198          1,200
         Reinsurance premiums payable                                                       1,418        (1,559)
         Accrued expenses and other liabilities                                             1,481          (256)
-----------------------------------------------------------------------------------------------------------------
            Total adjustments                                                               4,901          1,142
-----------------------------------------------------------------------------------------------------------------

            Net cash provided by operating activities before extraordinary item             8,247          1,444
            Extraordinary item - demutualization expenses                                       -          (521)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                       8,247            923
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales:
    Fixed maturities available for sale                                                     3,514          3,918
    Equity securities                                                                        (56)            151
Investment collections:
    Fixed maturities available for sale                                                     3,303          4,274
    Fixed maturities held to maturity                                                         207            172
    Mortgage loans                                                                             20             19
Investment purchases:
    Fixed maturities available for sale                                                  (15,528)       (14,023)
    Fixed maturities held to maturity                                                       (131)              -
Change in short-term investments, net                                                         333          5,894
Change in other invested assets                                                             (125)             65
-----------------------------------------------------------------------------------------------------------------
            Net cash (used in) provided by investing activities                           (8,463)            470
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIEs
Principal payments on debt                                                                   (11)            (9)
-----------------------------------------------------------------------------------------------------------------

            Net cash used in financing activities                                            (11)            (9)
-----------------------------------------------------------------------------------------------------------------
            Net increase (decrease) in cash                                                 (227)          1,384
Cash, beginning of period                                                                   4,108          2,410
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $3,881         $3,794
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     The accompanying consolidated financial statements include the accounts of Farm Family Casualty Insurance Company (the "Company"). On July 26, 1996, Farm Family Mutual Insurance Company converted from a mutual property and casualty insurance company to a stockholder owned property and casualty insurance company and became a wholly owned subsidiary of Farm Family Holdings, Inc. pursuant to a Plan of Reorganization and Conversion. In addition, Farm Family Mutual Insurance Company was renamed Farm Family Casualty Insurance Company.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at March 31, 1997, and the consolidated results of operations for the three months ended March 31, 1997 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General
-------
The following discussion includes the operations of Farm Family Casualty Insurance Company (herein referred to as "Farm Family Casualty" or the "Company"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family").

The Company is a specialized property and casualty insurer of farms, other generally related businesses and residents of rural and suburban communities primarily in the Northeastern United States. The Company provides property and casualty insurance coverages to members of the state Farm Bureau(R) organizations in New York, New Jersey, Delaware, West Virginia and all of the New England states. Membership in a state Farm Bureau organization is a prerequisite for voluntary insurance coverage (except for employees of the Company and its affiliates).

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

For the three month periods ended March 31, 1997 and 1996, 36.3% and 37.5%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 23.8% and 21.5%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.


"Safe Harbor" Statement Under the Private Securities Litigation Reform Act of
-----------------------------------------------------------------------------
1995
----
Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to,: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, (iii) statements of future economic performance and (iv) assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. Such risks and uncertainties include, but are not limited to, the following: exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio and other risks included in this Report on Form 10-Q and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


Results of Operations
---------------------

The Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

Premiums
--------
Premium revenue increased $3.3 million or 10.4%, during the three months ended March 31, 1997 to $35.0 million from $31.7 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $3.3 million in earned premiums on additional business directly written by the Company, and an increase of $1.2 million in earned premiums assumed which was offset by an increase of $1.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $3.3 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $3.8 million, or 13.1%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) which was partially offset by a decrease of $0.2 million in earned premiums from the Company's assigned risk business and a decrease of $0.3 million in earned premiums from the Company's other products. The number of policies in force related to the Company's primary products increased by 9.8% to approximately 116,900 as of March 31, 1997 from approximately 106,500 as of March 31, 1996 and the average premium earned for each such policy increased by 3.0% during the three months ended March 31, 1997 compared to the same period in 1996. Net written premiums increased 12.1% to $36.7 million for the three month period ended March 31, 1997 compared to $32.8 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers and, to a lessor extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings come from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all our primary products, particularly personal automobile, increased during the first quarter of 1997. During the three months ended March 31, 1997, the Company began to receive assigned risk automobile business in New Jersey. Such assigned risk business produced approximately $185,000 of premium revenue during the first quarter of 1997.

Net Investment Income
---------------------
Net investment income increased $0.4 million or 10.4% to $4.3 million for the three months ended March 31, 1997 from $3.9 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $38.4 million, or 19.5% from March 31, 1997 compared to March 31, 1996. The increase in average cash and invested assets was primarily attributable to the net proceeds of $31.0 million from the initial public offering and subscription offering received in July 1996. The return realized on the Company's cash and investments was 7.4% for the three months ended March 31, 1997 and 7.8% for the same period in 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses decreased $1.0 million, or 4.0%, to $24.7 million for the three months ended March 31, 1997 from $25.7 million for the same period in 1996. Loss and loss adjustment expenses were 70.6% of premium revenue for the three months ended March 31, 1997 compared to 81.2% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expense as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $2.1 million in the three months ended March 31, 1997 compared to $6.9 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $0.9 million, or 9.7%, to $9.6 million for the three months ended March 31, 1997 from $8.8 million for the same period in 1996. For the three months ended March 31, 1997, underwriting expenses were 27.6% of premium revenue compared to 27.7% in 1996.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $1.2 million to $1.6 million in 1997 from $0.4 million in 1996. Federal income tax expense was 32.6% of income before federal income tax expense for the three months ended March 31, 1997 compared to 32.5% for the same period in 1996.

Net Income
----------
Net income increased $3.0 million to $3.3 million for the three months ended March 31, 1997 from $0.3 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $0.5 million of expenses in the first quarter of 1996 related to the demutualization of the Company which the Company has identified as an extraordinary item.

Liquidity and Capital Resources
-------------------------------
Net cash provided by operating activities was $8.2 million and $0.9 million during the three month periods ended March 31, 1997 and 1996, respectively. The increase in net cash provided by operating activities during the three months ended March 31, 1997 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $8.5 million during the three months ended March 31, 1997 compared to net cash provided by investing activities of $0.5 million for the same period in 1996 primarily as a result of a decrease in sales of short-term investments in the first three months of 1997.

The Company has in place an unsecured line of credit with Key Bank of New York under which it may borrow up to $2.0 million. At March 31, 1997, no amounts were outstanding on this line of credit, which has an annual interest rate equal to the bank's prime rate. In addition, at March 31, 1997, the Company had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

Item 6:        Exhibits and Reports on Form 8-K


                                  EXHIBIT INDEX

                FARM FAMILY CASUALTY INSURANCE COMPANY FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997


Exhibit Number       Document Description

*2.1                 Plan of  Reorganization  and Conversion  dated February 14,
                     1996 as amended by Amendment No. 1, dated April 23, 1996

*3.1                 Certificate of Incorporation of Farm Family Holdings, Inc.

*3.2                 Bylaws of Farm Family Holdings, Inc.

*10.1                Option  Purchase  Agreement,  dated  February  14,  1996,  among  Farm  Family
                     Holdings,  Inc. and The  Shareholders  of Farm Family Life  Insurance  Company
                     Listed Therein

**10.2               Amended and Restated Expense Sharing Agreement,  made effective as of February
                     14, 1996, by and among Farm Family Mutual Insurance Company,  Farm Family Life
                     Insurance Company and Farm Family Holdings, Inc.

*10.3 Indenture of Lease, made the 1st day of January 1988, between Farm Family Life Insurance Company and Farm Family
                     Mutual Insurance Company as amended by the Amendment to Lease, effective January 1, 1994

 10.4                Underlying  Multi-Line Per Risk  Reinsurance  Contract,  effective  January 1,
                     1995,  issued to Farm  Family  Mutual  Insurance  Company by The  Subscription
                     Reinsurer(s)  Executing the Interests and  Liabilities  Agreement(s)  Attached
                     Thereto,   as  amended  by  Addendum   No.  1,   effective   January  1,  1996
                     (Incorporated by reference to Registration  Statement No. 333-4446),  Addendum
                     No. 2,  effective  January 1, 1996,  Addendum No. 3,  effective  July 26, 1996
                     (Incorporated by reference to Farm Family Holdings,  Inc. Form 10-K), Addendum
                     No. 4,  effective  January 1, 1997  (incorporated  by reference to Farm Family
                     Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)

 10.5                Umbrella Quota Share Reinsurance  Contract,  effective January 1, 1995, issued to Farm Family  Mutual  Insurance  Company  and United  Farm Family  Insurance
                     Company,   as  amended  by  Addendum   No.  1,   effective   January  1,  1995
                     (Incorporated by reference to Registration  Statement No. 333-4446),  Addendum
                     No. 2  effective  July 26,  1996  (Incorporated  by  reference  to Farm Family
                     Holdings,  Inc.  Form  10-K),  Addendum  No.  3,  effective  January  1,  1997
                     (incorporated  by reference to Farm Family  Holdings,  Inc.  Form 10-Q for the quarter ended March 31, 1997)

 10.6                Excess Catastrophe  Reinsurance  Contract effective January 1, 1996, issued to
                     Farm  Family  Mutual   Insurance   Company   (Incorporated   by  reference  to
                     Registration Statement No. 333-4446),  as amended by Addendum No. 1, Effective
                     July 26, 1997  (incorporated by reference to Farm Family  Holdings,  Inc. Form
                     10-Q for the quarter ended March 31, 1997)

*10.7                Assumption  Agreement,  commencing January 1, 1995, between Farm Family Mutual
                     Insurance Company and United Farm Family Insurance Company

Exhibit Number       Document Description
--------------       --------------------

*10.8                Service  Agreement,  made  effective  as of July 25, 1988 by and between  Farm
                     Family Mutual Insurance Company and United Farm Family Insurance Company

 10.9                Form  of  Membership  List  Purchase  Agreement  between  Farm  Family  Mutual
                     Insurance  Company and each of the Farm Bureaus  (Incorporated by reference to
                     Registration  Statement  No.  333-4446)  as  amended  by  Amendment  No.  1 to
                     Memebership List Purchase Agreements  effective July 26, 1996 (incorporated by reference to Farm Family Holdings,  Inc. Form 10-Q for the quarter ended March
                     31, 1997 )


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

*10.12               Farm Family Mutual Insurance Company Officer Severance Pay Plan, adopted effective August 1, 1994

*10.13               Farm Family Mutual Insurance Company  Supplemental  Employee  Retirement Plan,
                     adopted as of January 1, 1994

**10.17              Farm Family Supplemental  Savings and Profit Sharing Plan effective January 1,
                     1997

**10.18              Tax  Payment  Allocation  Agreement  effective  January 1, 1996 by and between
                     Farm Family Holdings, Inc. and Farm Family Casualty Insurance Company

  10.19              Excess  Catastrophe  Reinsurance  Contract  issued  to  Farm  Family  Casualty
                     Insurance  Company effective January 1, 1997 incorporated by reference to Farm
                     Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997





*Incorporated by reference to Registration Statement No. 333-4446
**Incorporated by reference to Farm Family Holdings, Inc. Form 10-K for the year ended December 31, 1996



Reports on Form 8-K

        There were no reports on form 8-K filed during the period

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   FARM FAMILY CASUALTY INSURANCE COMPANY
                                                                (Registrant)




       May 14, 1997         By:
----------------------------    ------------------------------------------------------------------------------
          (Date)                            Philip P. Weber, President & Chief Executive Officer
                                                        (Principal Executive Officer)




       May 14, 1997         By:
----------------------------    ------------------------------------------------------------------------------
          (Date)                      Timothy A. Walsh, Executive Vice President - Finance & Treasurer
                                                 (Principal Financial & Accounting Officer)
