Form 10-Q
period 1997-06-30
FARM FAMILY MUTUAL INSURANCE CO
filed 1997-08-14
CIK 277269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997
                           Commission File No. 2-57299


                     FARM FAMILY CASUALTY INSURANCE COMPANY
                    A New York Corporation IRS No. 14-1415410

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares outstanding of the issuer's common stock as of August 13, 1997 is 2,253,878. All of the outstanding shares of the issuer's common stock are held by Farm Family Holdings, Inc.

                     FARM FAMILY CASUALTY INSURANCE COMPANY

                                      INDEX



   Part I.   Financial Information

             Item 1. Financial Statements of Farm Family Casualty Insurance Company (unaudited)
                      Consolidated Balance Sheets
                      June 30, 1997 and December 31, 1996

                      Consolidated Statements of Income Three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996

                      Consolidated Statements of Cash Flow Six months ended June 30, 1997 and 1996

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


                                                                              (Unaudited)
                                                                              June 30, 1997   December 31, 1996
---------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $222,730 in 1997 and $214,226 in 1996 )                    $227,245          $211,750
     Held to maturity, at amortized cost
        (Fair value: $9,431 in 1997 and $9,973 in 1996)                                9,197             9,782
   Equity securities
     Available for sale, at fair value
      (Cost: $3,260 in 1997 and $2,546 in 1996)                                        3,874             7,908
   Mortgage loans                                                                      1,704             1,745
   Other invested assets                                                                 697               748
   Short-term investments                                                              2,924             1,982
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       245,641           233,915
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   5,421             4,108
Insurance receivables:
   Reinsurance receivables                                                            11,607            10,743
   Premiums receivable, net                                                           30,190            22,663
Deferred acquisition costs                                                            11,874            10,682
Accrued investment income                                                              5,090             4,709
Deferred income tax asset, net                                                         3,839             1,531
Prepaid reinsurance premiums                                                           2,361             1,944
Receivable from affiliates, net                                                       16,115            16,489
Other assets                                                                           1,890             1,826
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $334,028          $308,610
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $146,239          $141,220
   Unearned premium reserve                                                           65,309            55,945
   Reinsurance premiums payable                                                        2,198               641
   Accrued expenses and other liabilities                                             11,452             9,081
   Debt                                                                                1,285             1,304
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       226,483           208,191
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholder's equity:
Common stock $1.60 par value 3,200,000 shares authorized
         and 2,253,878 shares issued and outstanding                                   3,606             3,606
Additional paid in capital                                                            84,125            84,125
Retained earnings                                                                     16,479             6,012
Net unrealized investment gains                                                        3,335             6,676
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
             Total stockholder's equity                                              107,545           100,419
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholder's Equity                             $334,028          $308,610
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements.



             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                ($ in thousands)

                                                                    (Unaudited)           (Unaudited)
                                                                    For the Three        For the Six
                                                                    Months Ended         Months Ended
                                                                      June 30,              June 30,
                                                                   1997      1996       1997      1996
-------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                                     $35,761   $32,190   $70,734   $63,866
     Net investment income                                          4,355     3,645     8,615     7,503
     Realized investment gains, net                                 5,551        14     5,461        77
     Other income                                                     266       257       486       470
-------------------------------------------------------------------------------------------------------
                       Total revenues                              45,933    36,106    85,296    71,916
-------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                           25,023    23,031    49,720    48,753
     Underwriting expenses                                          9,952     9,180    19,593    17,967
     Interest expense                                                  26        54        52       108
     Dividends to policyholders                                        74        86       112       113
-------------------------------------------------------------------------------------------------------
             Total losses and expenses                             35,075    32,351    69,477    66,941
-------------------------------------------------------------------------------------------------------
Income before federal income tax expense and extraordinary item    10,858     3,755    15,819     4,975
Federal income tax expense                                          3,737     1,222     5,352     1,619
-------------------------------------------------------------------------------------------------------
Income before extraordinary item                                    7,121     2,533    10,467     3,356
Extraordinary item - demutualization expenses                        --         896      --       1,417
-------------------------------------------------------------------------------------------------------
             Net income                                           $ 7,121   $ 1,637   $10,467   $ 1,939
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------

See accompanying notes to Consolidated Financial Statements





             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                          For the Six
                                                                                             Months
                                                                                         Ended June 30,
                                                                                      1997             1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $10,467         $1,939
-----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment gains                                                             (5,461)           (77)
    Amortization of bond discount                                                            103             67
    Deferred income taxes                                                                   (501)          (554)
    Extraordinary item - demutualization expenses                                              -          1,417
    Changes in:
         Reinsurance receivables                                                            (864)         2,727
         Premiums receivable                                                              (7,527)        (3,910)
         Deferred acquisition costs                                                       (1,192)          (534)
         Accrued investment income                                                          (381)          (123)
         Prepaid reinsurance premiums                                                       (417)          (265)
         Receivable from affiliates                                                          374         (2,076)
         Other assets                                                                        (64)          (817)
         Reserves for losses and loss adjustment expenses                                  5,019            344
         Unearned premium reserve                                                          9,364          5,299
         Reinsurance premiums payable                                                      1,557         (1,514)
         Accrued expenses and other liabilities                                            2,365          2,270
-----------------------------------------------------------------------------------------------------------------
            Total adjustments                                                              2,375          2,254
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities before extraordinary item           12,842          4,193
            Extraordinary item - demutualization expenses                                      -         (1,417)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                     12,842          2,776
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales:
    Fixed maturities available for sale                                                    3,514          5,450
    Other invested assets                                                                      -            143
    Equity securities                                                                      5,954              -
Investment collections:
    Fixed maturities available for sale                                                    7,334          6,505
    Fixed maturities held to maturity                                                        569          2,277
    Mortgage loans                                                                            41             37
Investment purchases:
    Fixed maturities available for sale                                                  (26,880)       (17,241)
    Equity securities                                                                     (1,038)             -
Change in short-term investments, net                                                       (942)           786
Change in other invested assets                                                              (62)           219
-----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (11,510)        (1,824)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIEs
Principal payments on debt                                                                   (19)           (21)
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
            Net cash used in financing activities                                            (19)           (21)
-----------------------------------------------------------------------------------------------------------------
            Net increase in cash                                                           1,313            931
Cash, beginning of period                                                                  4,108          2,410
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                       $5,421         $3,341
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.


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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at June 30, 1997, and the consolidated results of operations for the six months ended June 30, 1997 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

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

For the six month periods ended June 30, 1997 and 1996, 36.5% and 38.4%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 25.2% and 22.1%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.


"Safe Harbor"  Statement Under the Private  Securities  Litigation Reform Act of
1995

Certain statements made herein or elsewhere by or on behalf of the Company that are not historical facts are intended to be forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenue, earnings, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management, (iii) statements of future economic performance and (iv) assumptions underlying statements regarding the Company or its business. Readers are hereby cautioned that certain events or circumstances could cause actual results to differ materially from those estimated, projected, or predicted. Such risks and uncertainties include, but are not limited to, the following: exposure to catastrophic loss, geographic concentration of loss exposure, general economic conditions and conditions specific to the property and casualty insurance industry including its cyclical nature, regulatory changes and conditions, rating agency policies and practices, competitive factors, claims development and the impact thereof on loss reserves and the Company's reserving policy, the adequacy of the Company's reinsurance programs, developments in the securities markets and the impact on the Company's investment portfolio and other risks included in this Report on Form 10-Q and other risk factors listed from time to time in the Company's Securities and Exchange Commission Filings. In addition, forward-looking statements are based on management's knowledge and judgment as of the date that such statements are made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

The Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

Premiums
--------
Premium revenue increased $3.6 million or 11.1%, during the three months ended June 30, 1997 to $35.8 million from $32.2 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $4.1 million in earned premiums on additional business directly written by the Company, offset by a decrease of $0.3 million in earned premiums assumed as well as an increase of $0.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $4.1 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $3.6 million, or 12.5%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) as well as an increase of $0.2 million in earned premiums from assigned risk automobile business, an increase of $0.1 million in earned premiums from workers' compensation business, and an increase of $0.1 million in earned premiums from umbrella policies.

Net written premiums increased 18.8% to $43.0 million for the three months ended June 30, 1997 compared to $36.1 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, Vermont and Rhode Island. Direct writings for the second quarter of 1997 increased primarily as a result of an increase in writings of all of the Company's primary products and to a lesser extent as a result of an increase in involuntary assigned risk automobile business in New Jersey and our re-entry into the Massachusetts workers' compensation market. During the three months ended June 30, 1997, the written premium from New Jersey assigned risk automobile business totaled $0.9 million.

Net Investment Income
---------------------
Net investment income increased $0.7 million or 19.5% to $4.4 million for the three months ended June 30, 1997 from $3.6 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $46.5 million, or 23.3% as of June 30, 1997 compared to June 30, 1996. The increase in average cash and invested assets was primarily attributable to a capital contribution of approximately $18.0 million from the Company's parent company Farm Family Holdings, Inc., as well as available cash flow from operations. The return realized on the Company's cash and investments was 7.2% for the three months ended June 30, 1997 and 7.4% for the same period in 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $2.0 million, or 8.6%, to $25.0 million for the three months ended June 30, 1997 from $23.0 million for the same period in 1996. Loss and loss adjustment expenses were 70.0% of premium revenue for the three months ended June 30, 1997 compared to 71.5% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $1.1 million in the three months ended June 30, 1997 compared to $1.8 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $0.8 million, or 8.4%, to $10.0 million for the three months ended June 30, 1997 from $9.2 million for the same period in 1996. For the three months ended June 30, 1997, underwriting expenses were 27.8% of premium revenue compared to 28.5% for the same period in 1996. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to the implementation of the Company's expense management program and a greater relative increase in premium revenue than in the Company's expenses.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $2.5 million to $3.7 million in 1997 from $1.2 million in 1996. Federal income tax expense was 34.4% of income before federal income tax expense for the three months ended June 30, 1997 compared to 32.5% for the same period in 1996.

Realized Investment Gains
-------------------------
Realized investment gains for the second quarter of 1997 of $5.6 million were primarily the result of the sale of a common stock investment.

Net Income
----------
Net income increased $5.5 million to $7.1 million for the three months ended June 30, 1997 from $1.6 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $0.9 million of expenses in the second quarter of 1996 related to the conversion of the Company from a mutual company to a stockholder owned company which has been identified as an extraordinary item.

The Six Months  Ended June 30, 1997  Compared  to the Six Months  Ended June 30,
1996

Premiums
--------
Premium revenue increased $6.9 million or 10.8%, during the six months ended June 30, 1997 to $70.7 million from $63.9 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $7.4 million in earned premiums on additional business directly written by the Company, and an increase of $0.9 million in earned premiums assumed which was offset by an increase of $1.4 million in earned premiums ceded to reinsurers and not retained by the Company. The $7.4 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $7.0 million, or 12.3%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) an increase of $0.2 million in earned premium from workers' compensation business and an increase of $0.1 million of earned premium from umbrella policies. The number of policies in force related to the Company's primary products increased by 10.0% to approximately 120,000 as of June 30, 1997 from approximately 109,100 as of June 30, 1996 and the average premium earned for each such policy increased by 2.0% during the six months ended June 30, 1997 compared to the same period in 1996.

Net written premiums increased 15.7% to $79.7 million for the six months ended June 30, 1997 compared to $68.9 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings come from New Jersey, New York, Massachusetts, Connecticut, Delaware, West Virginia, and Rhode Island. In addition, direct writings of all our primary products, particularly personal automobile, increased during the first quarter of 1997. During the six months ended June 30, 1997, the Company wrote approximately $0.9 million of assigned risk automobile business in New Jersey.

Net Investment Income
---------------------
Net investment income increased $1.1 million or 14.8% to $8.6 million for the six months ended June 30, 1997 from $7.5 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $46.5 million, or 23.3% as of June 30, 1997 compared to June 30, 1996. The increase in average cash and invested assets was primarily attributable to a capital contribution of approximately $18.0 million from the Company's parent company Farm Family Holdings, Inc. The return realized on the Company's cash and investments was 7.3% for the six months ended June 30, 1997 and 7.6% for the same period in 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $1.0 million, or 2.0%, to $49.7 million for the six months ended June 30, 1997 from $48.7 million for the same period in 1996. Loss and loss adjustment expenses were 70.3% of premium revenue for the six months ended June 30, 1997 compared to 76.3% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $3.2 million in the six months ended June 30, 1997 compared to $8.7 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.6 million, or 9.0%, to $19.6 million for the six months ended June 30, 1997 from $18.0 million for the same period in 1996. For the six months ended June 30, 1997, underwriting expenses were 27.7% of premium revenue compared to 28.1% for the same period in 1996. The decrease in underwriting expenses as a percent of premium revenue was primarily attributable to the absorption of certain expenses to Farm Family Holdings, Inc. as well as expense management initiatives taken by the Company.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $3.7 million to $5.3 million in 1997 from $1.6 million in 1996. Federal income tax expense was 33.8% of income before federal income tax expense for the six months ended June 30, 1997 compared to 32.5% for the same period in 1996.

Realized Investment Gains
-------------------------
Realized investment gains were $5.5 million for the six months ended June 30, 1997 compared to $0.1 million for the same period in 1996. The increase in realized investment gains was primarily attributable to the sale of a common stock investment during the six months ended June 30, 1997.

Net Income
----------
Net income increased $8.5 million to $10.5 million for the six months ended June 30, 1997 from $1.9 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $1.4 million of expenses in the first quarter of 1996 related to the demutualization of the Company which the Company has identified as an extraordinary item.


Liquidity and Capital Resources

Net cash provided by operating activities was $12.8 million and $2.8 million during the six month periods ended June 30, 1997 and 1996, respectively. The increase in net cash provided by operating activities during the six months ended June 30, 1997 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses.

Net cash used in investing activities was $11.5 million during the six months ended June 30, 1997 compared to net cash used in investing activities of $1.8 million for the same period in 1996 primarily as a result of a decrease in sales of short-term investments in the first three months of 1997.

The Company has in place unsecured lines of credit with certain banks under which it may borrow up to $12.0 million. At June 30, 1997, no amounts were outstanding on these lines of credit, which have annual interest rates equal to the bank's prime rate. In addition, at June 30, 1997, the Company had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

Item 6:        Exhibits and Reports on Form 8-K

                                  EXHIBIT INDEX

                FARM FAMILY CASUALTY INSURANCE COMPANY FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1997


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

 10.9                Form  of  Membership  List  Purchase  Agreement  between  Farm  Family  Mutual
                     Insurance  Company and each of the Farm Bureaus  (Incorporated by reference to
                     Registration  Statement  No.  333-4446)  as  amended  by  Amendment  No.  1 to
                     Membership List Purchase  Agreements  effective July 26, 1996 (incorporated by reference to Farm Family Holdings,  Inc. Form 10-Q for the quarter ended March
                     31, 1997 )


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

  10.19              Excess  Catastrophe  Reinsurance  Contract  issued  to  Farm  Family  Casualty
                     Insurance  Company  effective  January 1, 1997  (Incorporated  by reference to
                     Farm Family Holdings, Inc. Form 10-Q for the quarter ended March 31, 1997)





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


                                         FARM FAMILY CASUALTY INSURANCE COMPANY
                                                     (Registrant)




    August 13, 1997           By:/s/ Philip P. Weber
------------------------    --------------------------------------
          (Date)            Philip P. Weber, President & Chief Executive Officer
                                   (Principal Executive Officer)




    August 13, 1997           By:/s/ Timothy A. Walsh
------------------------    --------------------------------------
          (Date)            Timothy A. Walsh, Executive Vice President
                              - Finance & Treasurer
                                (Principal Financial & Accounting Officer)