Form 10-Q
period 1997-09-30
FARM FAMILY MUTUAL INSURANCE CO
filed 1997-11-13
CIK 277269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997
                           Commission File No. 2-57299


                     FARM FAMILY CASUALTY INSURANCE COMPANY
                    A New York Corporation IRS No. 14-1415410

                   344 Route 9W, Glenmont, New York 12077-2910
                  Registrant's telephone number: (518) 431-5000







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares outstanding of the issuer's common stock as of November 13, 1997 is 2,253,878. All of the outstanding shares of the issuer's common stock are held by Farm Family Holdings, Inc.

                     FARM FAMILY CASUALTY INSURANCE COMPANY

                                      INDEX



   Part I.   Financial Information

             Item 1. Financial Statements of Farm Family Casualty Insurance Company (unaudited)
                      Consolidated Balance Sheets -
                      September 30, 1997 and December 31, 1996

                      Consolidated  Statements  of  Income  Three  months  ended
                      September   30,  1997  and  1996  and  nine  months  ended
                      September 30, 1997 and 1996

                      Consolidated Statements of Cash Flow Nine months ended September 30, 1997 and 1996

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


                                                                             (Unaudited)
                                                                          September 30, 1997  December 31, 1996

---------------------------------------------------------------------------------------------------------------
ASSETS
Investments:
   Fixed Maturities
     Available for sale, at fair value
        (Amortized cost: $231,996 in 1997 and $206,841 in 1996 )                    $240,304          $211,750
     Held to maturity, at amortized cost
        (Fair value: $9,456 in 1997 and $9,973 in 1996)                                9,181             9,782
   Equity securities
     Available for sale, at fair value
      (Cost: $3,149 in 1997 and $2,546 in 1996)                                        4,077             7,908
   Mortgage loans                                                                      1,682             1,745
   Other invested assets                                                                 620               748
   Short-term investments                                                              4,391             1,982
---------------------------------------------------------------------------------------------------------------
             Total investments                                                       260,255           233,915
---------------------------------------------------------------------------------------------------------------
Cash                                                                                   3,678             4,108
Insurance receivables:
   Reinsurance receivables                                                            11,419            10,743
   Premiums receivable, net                                                           32,100            22,663
Deferred acquisition costs                                                            12,746            10,682
Accrued investment income                                                              4,730             4,709
Deferred income tax asset, net                                                         2,896             1,531
Prepaid reinsurance premiums                                                           2,216             1,944
Receivable from affiliates, net                                                       16,714            16,489
Other assets                                                                           1,942             1,826
---------------------------------------------------------------------------------------------------------------
             Total Assets                                                           $348,696          $308,610
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities:
   Reserves for losses and loss adjustment expenses                                 $150,297          $141,220
   Unearned premium reserve                                                           68,529            55,945
   Reinsurance premiums payable                                                        2,914               641
   Accrued expenses and other liabilities                                             11,085             9,081
   Debt                                                                                1,277             1,304
---------------------------------------------------------------------------------------------------------------
             Total liabilities                                                       234,102           208,191
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholder's equity:
Common stock $1.60 par value 3,200,000 shares authorized
         and 2,253,878 shares issued and outstanding                                   3,606             3,606
Additional paid in capital                                                            84,125            84,125
Retained earnings                                                                     20,861             6,012
Net unrealized investment gains                                                        6,002             6,676
---------------------------------------------------------------------------------------------------------------
             Total stockholder's equity                                              114,594           100,419
---------------------------------------------------------------------------------------------------------------
             Total Liabilities and Stockholder's Equity                             $348,696          $308,610
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




             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                ($ in thousands)

                                                                       (Unaudited)          (Unaudited)
                                                                      For the three         For the nine
                                                                       Months ended         Months ended
                                                                       September 30,        September 30,
                                                                      1997      1996       1997      1996
-------------------------------------------------------------------------------------------------------------
Revenues:
     Premiums                                                         $38,457   $33,015   $109,191   $96,881
     Net investment income                                              4,452     3,989     13,067    11,492
     Realized investment gains (losses), net                              188     (102)      5,649      (25)
     Other income                                                         262       219        720       689
-------------------------------------------------------------------------------------------------------------
                       Total revenues                                  43,359    37,121    128,627   109,037
-------------------------------------------------------------------------------------------------------------
Losses and Expenses:
     Losses and loss adjustment expenses                               26,701    23,089     76,421    71,842
     Underwriting expenses                                             10,196     9,075     29,789    27,042
     Interest expense                                                      25        33         77       141
     Dividends to policyholders                                            65        43        177       156
-------------------------------------------------------------------------------------------------------------
             Total losses and expenses                                 36,987    32,240    106,464    99,181
-------------------------------------------------------------------------------------------------------------
Income before federal income tax expense and extraordinary item         6,372     4,881     22,163     9,856
Federal income tax expense                                              1,961     1,495      7,313     3,114
-------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                        4,411     3,386     14,850     6,742
Extraordinary item - demutualization expenses                               -       126          -     1,543
-------------------------------------------------------------------------------------------------------------
             Net income                                                $4,411    $3,260    $14,850    $5,199
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
See accompanying notes to Consolidated Financial Statements.





             FARM FAMILY CASUALTY INSURANCE COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)
                                   (Unaudited)

                                                                                       For the Nine Months
                                                                                        Ended September 30,
                                                                                      1997             1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                $14,850         $5,199
-----------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income
              to net cash provided by operating activities:
    Realized investment gains                                                             (5,649)             25
    Amortization of bond discount                                                             270             99
    Deferred income taxes                                                                   (995)          (313)
    Extraordinary item - demutualization expenses                                               -          1,543
    Changes in:
         Reinsurance receivables                                                            (676)          3,459
         Premiums receivable                                                              (9,437)        (3,643)
         Deferred acquisition costs                                                       (2,064)          (772)
         Accrued investment income                                                           (21)             99
         Prepaid reinsurance premiums                                                       (272)          (243)
         Receivable from affiliates                                                         (225)            569
         Other assets                                                                       (117)            159
         Reserves for losses and loss adjustment expenses                                   9,077            112
         Unearned premium reserve                                                          12,584          5,652
         Reinsurance premiums payable                                                       2,273        (1,660)
         Accrued expenses and other liabilities                                             1,997            164
-----------------------------------------------------------------------------------------------------------------
            Total adjustments                                                               6,745          5,250
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities before extraordinary item            21,595         10,449
            Extraordinary item - demutualization expenses                                       -        (1,543)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                      21,595          8,906
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales:
    Fixed maturities available for sale                                                     3,514          5,450
    Other invested assets                                                                   (169)            144
    Equity securities                                                                       6,257              -
Investment collections:
    Fixed maturities available for sale                                                    13,542          7,238
    Fixed maturities held to maturity                                                         582          2,289
    Mortgage loans                                                                             63             57
Investment purchases:
    Fixed maturities available for sale                                                  (42,425)       (36,924)
    Fixed maturities held to maturity                                                           -        (1,903)
    Equity securities                                                                     (1,081)              -
Change in short-term investments, net                                                     (2,409)        (2,531)
Change in other invested assets                                                               128            259
-----------------------------------------------------------------------------------------------------------------
            Net cash used in investing activities                                        (21,998)       (25,921)
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIEs
Capital contribution                                                                            -         18,565
Principal payments on debt                                                                   (27)           (26)
-----------------------------------------------------------------------------------------------------------------
            Net cash provided by (used in) financing activities                              (27)         18,539
-----------------------------------------------------------------------------------------------------------------
            Net increase in cash                                                            (430)          1,524
Cash, beginning of period                                                                   4,108          2,410
-----------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                        $3,678         $3,934
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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, these statements contain all adjustments including normal recurring accruals, which are necessary for a fair presentation of the consolidated financial position at September 30, 1997, and the consolidated results of operations for the nine months ended September 30, 1997 and 1996. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion includes the operations of Farm Family Casualty Insurance Company (herein referred to as "Farm Family Casualty" or the "Company"). The operations of the Company are also closely related with those of its affiliates, Farm Family Life Insurance Company ("Farm Family Life") and Farm Family Life's wholly owned subsidiary, United Farm Family Insurance Company ("United Farm Family"). On July 26, 1996, the Company became a wholly owned subsidiary of Farm Family Holdings, Inc. pursuant to a Plan of Reorganization and Conversion.

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

For the nine month periods ended September 30, 1997 and 1996, 36.6% and 38.7%, respectively, of the Company's direct written premiums were derived from policies written in New York and, for the same periods, 25.7% and 22.4%, respectively, were derived from policies written in New Jersey. For these same periods, no other state accounted for more than 10.0% of the Company's direct written premiums. As a result, the Company's results of operations may be significantly affected by weather conditions, catastrophic events and regulatory developments in these two states and in the Northeastern United States generally.

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

Results of Operations

The Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Premiums
--------
Premium revenue increased $5.5 million or 16.5%, during the three months ended September 30, 1997 to $38.5 million from $33.0 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $5.0 million in earned premiums on additional business directly written by the Company, as well as an increase of $1.7 million in earned premiums assumed which was offset by an increase of $1.2 million in earned premiums ceded to reinsurers and not retained by the Company. The $5.0 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $4.3 million, or 14.0%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk automobile business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package).

Net written premiums increased 25.5% to $41.8 million for the three months ended September 30, 1997 compared to $33.3 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers of $6.3 million and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings came from New Jersey, New York, Massachusetts, West Virginia, Connecticut, Delaware, Rhode Island, Maine and Vermont. Direct writings for the third quarter of 1997 increased primarily as a result of an increase in writings of all of the Company's primary products and to a lesser extent as a result of an increase of $0.5 million in involuntary assigned risk automobile business in New Jersey and the Company's re-entry into the Massachusetts workers' compensation market which added an additional $0.5 million. During the three months ended September 30, 1997, the written premium from New Jersey assigned risk automobile business totaled $0.5 million.

Net Investment Income
---------------------
Net investment income increased $0.5 million or 11.6% to $4.5 million for the three months ended September 30, 1997 from $4.0 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $38.6 million, or 18.2% for the three months ended September 30, 1997 compared to the same period in 1996. The increase in average cash and invested assets was primarily attributable to available cash flow from operations. The return realized on the Company's cash and investments was 7.1% for the three months ended September 30, 1997 and 7.5% for the same period in 1996. The decrease in the return realized on the Company's cash and invested assets was primarily attributable to an increase in investments in tax exempt securities. In addition, the return on the Company's cash and investments decreased during the three months ended September 30, 1997 compared to the same period in 1996 as a result of the Company's investment in fixed maturities with a slightly lower rate of return due to a reduction in interest rates.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $3.6 million, or 15.6%, to $26.7 million for the three months ended September 30, 1997 from $23.1 million for the same period in 1996. Loss and loss adjustment expenses were 69.4% of premium revenue for the three months ended September 30, 1997 compared to 69.9% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to a greater relative increase in earned premiums than in loss and loss adjustment expenses. Losses believed to be weather related aggregated $1.2 million in the three months ended September 30, 1997 compared to $0.7 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $1.1 million, or 12.4%, to $10.2 million for the three months ended September 30, 1997 from $9.1 million for the same period in 1996. For the three months ended September 30, 1997 underwriting expenses were 26.5% of premium revenue compared to 27.5% for the same period in 1996. The reduction in the underwriting expense ratio was primarily attributable to a smaller relative increase in overhead expenses than in premium revenue for the period.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $0.5 million to $2.0 million in 1997 from $1.5 million in 1996. Federal income tax expense was 30.8% of income before federal income tax expense and extraordinary item for the three months ended September 30, 1997 compared to 30.6% for the same period in 1996.

Net Income
----------
Net income increased $1.1 million to $4.4 million for the three months ended September 30, 1997 from $3.3 million for the same period in 1996 primarily as a result of the foregoing factors.

The Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Premiums
--------
Premium revenue increased $12.3 million or 12.7%, during the nine months ended September 30, 1997 to $109.2 million from $96.9 million for the same period in 1996. The increase in premium revenue in 1997 resulted from an increase of $12.5 million in earned premiums on additional business directly written by the Company, and an increase of $2.5 million in earned premiums assumed which was offset by an increase of $2.7 million in earned premiums ceded to reinsurers and not retained by the Company. The $12.5 million increase in earned premiums on additional business directly written by the Company was primarily attributable to an increase of $11.2 million, or 12.9%, in earned premiums from the Company's primary products (personal and commercial automobile products other than assigned risk business, the Special Farm Package, businessowners products, homeowners products, and Special Home Package) The number of policies in force related to the Company's primary products increased by 11.4% to approximately 124,100 as of September 30, 1997 from approximately 111,400 as of September 30, 1996 and the average premium earned for each such policy increased by 1.3% during the nine months ended September 30, 1997 compared to the same period in 1996.

Net written premiums increased 18.8% to $121.5 million for the nine months ended September 30, 1997 compared to $102.3 million for the same period in 1996. The increase in net written premiums is primarily attributable to the growth in direct writings to customers of $16.1 million and, to a lesser extent, an increase in the Company's voluntary assumed reinsurance business. Geographically, the increase in the Company's direct writings come from New Jersey, New York, Massachusetts, Connecticut, West Virginia, Delaware, Rhode Island and Vermont. In addition, direct writings of all the Company's primary products, particularly personal automobile, increased during the first nine months of 1997. During the nine months ended September 30, 1997, the Company wrote approximately $1.4 million of assigned risk automobile business in New Jersey and $1.4 million in workers compensation business in Massachusetts.

Net Investment Income
---------------------
Net investment income increased $1.6 million or 13.7% to $13.1 million for the nine months ended September 30, 1997 from $11.5 million for the same period in 1996. The increase in net investment income was primarily the result of an increase in average cash and invested assets (at amortized cost) of approximately $30. million, or 14.3% for the nine months ended September 30, 1997 compared to the same period in 1996. The increase in average cash and invested assets was primarily attributable to available cash flow from operations. The return realized on the Company's cash and investments was 7.3% for the nine months ended September 30, 1997 and September 30, 1996.

Losses and Loss Adjustment Expenses
-----------------------------------
Losses and loss adjustment expenses increased $4.6 million, or 6.4%, to $76.4 million for the nine months ended September 30, 1997 from $71.8 million for the same period in 1996. Loss and loss adjustment expenses were 70.0% of premium revenue for the nine months ended September 30, 1997 compared to 74.2% of premium revenue for the same period in 1996. The decrease in loss and loss adjustment expenses as a percent of premium revenue was primarily attributable to the reduction in weather related losses. Losses believed to be weather related aggregated $4.4 million in the nine months ended September 30, 1997 compared to $9.4 million for the same period in 1996.

Underwriting Expenses
---------------------
Underwriting expenses increased $2.7 million, or 10.2%, to $29.8 million for the nine months ended September 30, 1997 from $27.0 million for the same period in 1996. For the nine months ended September 30, 1997, underwriting expenses were 27.3% of premium revenue compared to 27.9% for the same period in 1996.

Federal Income Tax Expense
--------------------------
Federal income tax expense increased $4.2 million to $7.3 million in 1997 from $3.1 million in 1996. Federal income tax expense was 33.0% of income before federal income tax expense and extraordinary item for the nine months ended September 30, 1997 compared to 31.6% for the same period in 1996.

Realized Investment Gains
-------------------------
Realized investment gains increased to $5.6 million for the nine months ended September 30, 1997. The increase in realized investment gains was primarily attributable to the sale of a common stock investment.

Net Income
----------
Net income increased $9.7 million to $14.9 million for the nine months ended September 30, 1997 from $5.2 million for the same period in 1996 primarily as a result of the foregoing factors and the impact of $1.5 million of expenses in the first quarter of 1996 related to the demutualization of Farm Family Casualty which the Company has identified as an extraordinary item.


Liquidity and Capital Resources
-------------------------------

Net cash provided by operating activities was $21.6 million and $8.9 million during the nine month periods ended September 30, 1997 and 1996, respectively. The increase in net cash provided by operating activities during the nine months ended September 30, 1997 was primarily attributable to the increase in net income and a decrease in payments for losses and loss adjustment expenses.

The Company has in place unsecured lines of credit with certain banks under which it may borrow up to $12.0 million. At September 30, 1997, no amounts were outstanding on these lines of credit, which have annual interest rates equal to the bank's prime rate. In addition, at September 30, 1997, the Company had $1.3 million principal amount of surplus notes outstanding. The surplus notes bear interest at the rate of eight percent per annum and have no maturity date. The principal and interest on the surplus notes are repayable only with the approval of the Superintendent of Insurance of New York State.

Item 6:        Exhibits and Reports on Form 8-K


                                  EXHIBIT INDEX

                FARM FAMILY CASUALTY INSURANCE COMPANY FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


Exhibit Number       Document Description

*2.1                 Plan of  Reorganization  and Conversion  dated February 14, 1996 as amended by
                     Amendment No. 1, dated April 23, 1996

  3.1                Restated Charter of Farm Family Casualty Insurance Company

  3.2 Bylaws of Farm Family Casualty Insurance Company as amended and restated on July 26, 1996 and as amended up to and including February 13, 1997

  10.12              Farm Family Life Insurance Company, Farm Family Casualty Insurance Company,
                     Farm Family Holdings, Inc. Officer Severance Pay Plan effective July 29, 1997
                     (Incorporated by reference to Farm Family Holdings, Inc. Form 10-Q for the quarter ended September 30, 1997


*Incorporated by reference to Registration Statement No. 333-4446



Reports on Form 8-K

        There were no reports on form 8-K filed during the period

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  FARM FAMILY CASUALTY INSURANCE COMPANY
                                              (Registrant)



   November 13, 1997        By:   /s/ Philip P. Weber
------------------------    ----------------------------------------------------
        (Date)              Philip P. Weber, President & Chief Executive Officer
                            (Principal Executive Officer)




   November 13, 1997        By:  /s/ Timothy A. Walsh
------------------------    ----------------------------------------------------
        (Date)              Timothy A. Walsh, Executive Vice President
                             - Finance & Treasurer
                            (Principal Financial & Accounting Officer)

Exhibit 3.1



                                RESTATED CHARTER

                                       of

                     FARM FAMILY CASUALTY INSURANCE COMPANY

                Under Section 7307 of the New York Insurance Law
                 and Section 807 of the Business Corporation Law


                  The undersigned, being President and Secretary of Farm Family Mutual Insurance Company, respectively, hereby certify:

     1. The name of the corporation is Farm Family Mutual Insurance Company.
     2. The Declaration and Charter of the corporation was filed in the Office of the Superintendent of Insurance of the State of New York on April 21, 1955.
     3. The Charter of the  corporation  is hereby  amended,  as  authorized  by
Section 7307 of the Insurance Law of the State of New York (the "Insurance Law") and Section 807 of the Business Corporation Law of the State of New York, in connection with the reorganization of the corporation from a mutual property/casualty insurance company to a stock property/casualty insurance company pursuant to Section 7307 of the Insurance Law, generally, to (a) change references in the Charter from "mutual" to "stock" and from "policyholder" to "shareholder"; (b) rename the corporation "Farm Family Casualty Insurance Company"; (c) add paragraphs 3, 16, 17, 22, 24, 26 and 30 of Section 1113 of the Insurance Law to Article 3 as additional kinds of insurance that may be written by the corporation; (d) modify paragraphs 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 19, 20 and 21 of Article 3 to reflect changes effected in Section 1113 of the Insurance Law; (e) modify the authority of the corporation to issue participating policies or contracts of insurance to provide that the corporation may issue such policies or contracts but is not required to issue only policies or contracts of insurance that have the right to participate in the profits of the corporation; (f) delete from Article 3 the requirement that only non-assessable  policies  shall be issued by the  corporation;  (g) delete  from
Article 3 the right of policyholders  and members to vote at members'  meetings;
(h) renumber Article 4 as Article 5 and, with respect to such Article, delete both the restriction on the minimum number of directors that must be principal officers of the corporation and the restriction on the maximum number of directors that may be officers or salaried employees of the corporation; (i) renumber Article 5 as Article 6 and, with respect to such Article, delete the membership requirement for directors, add a provision that the exact number of directors shall be determined from time to time by the affirmative vote of the directors, create three classes of directors with each class serving staggered three-year terms and add language with respect to the method of filling vacancies on the board of directors; (j) renumber Article 6 as Article 7 and, with respect to such Article, change the specific date of the annual meeting from the first Thursday of March to the third Tuesday of April of each year, delete the provision regarding the method of filling vacancies which provision has been modified and added to Article 6, modify the requirement that a majority of directors be citizens and residents of the State of New York or of adjoining states to require that a majority of the directors be citizens and residents of the United States and add the requirement that each director be at least eighteen (18) years of age; (k) add Article 8 which establishes authorized capital of the corporation in the amount of $5,120,000, authorizes 3,200,000 shares of Common Stock, par value $1.60 per share, as the shares of the corporation and provides that no additional shares shall be issued by the corporation without the prior written consent of the Superintendent of Insurance of the State of New York; (l) delete Articles 7 and 11 which listed the initial directors and incorporators of the Corporation; and (m) renumber Articles 8, 9 and 10 as Articles 9, 10 and 11, respectively.
     4. The text of the Charter, as amended by the filing of this Restated Charter, is hereby restated to read in full as follows:

                                    Article 1

     The name of this corporation shall be "FARM FAMILY CASUALTY INSURANCE COMPANY".
                                    Article 2

     The principal office of this corporation shall be located in the Town of Bethlehem, County of Albany, State of New York.

                                    Article 3

     The kinds of insurance to be transacted by this corporation shall be those specified in Paragraphs "3", "4", "5", "6", "7", "8", "9", "10", "11", "12",
"13",  "14",  "15",  "16",  "17", "19", "20", "21", "22", "24", "26" and "30" of
Section 1113 of the Insurance Law, as follows: 3. "Accident and health insurance," means (i) insurance against death or personal injury by accident or by any specified kind or kinds of accident and insurance against sickness, ailment or bodily injury, including insurance providing disability benefits pursuant to article nine of the workers' compensation law, except as specified in item (ii) hereof; and (ii) non-cancellable disability insurance, meaning insurance against disability resulting from sickness, ailment or bodily injury (but excluding insurance solely against accidental injury) under any contract which does not give the insurer the option to cancel or otherwise terminate the contract at or after one year from its effective date or renewal date.

     4. "Fire insurance," means insurance against loss of or damage to any property resulting from fire, including loss or damage incident to the extinguishment of a fire or to the salvaging of property in connection therewith.

     5. "Miscellaneous property insurance," means loss of or damage to property resulting from:

     (a) lightning, smoke or smudge, windstorm, tornado, cyclone, earthquake, volcanic eruption, rain, hail, frost and freeze, weather or climatic conditions, excess or deficiency of moisture, flood, the rising of the waters of the ocean or its tributaries;

     (b) insects, or blights, or disease of such property except animals;

     (c) electrical disturbance, causing or concomitant with a fire or an explosion in public service or public utility property;

     (d) bombardment, invasion, insurrection, riot, civil war or commotion, military or usurped power, any order of a civil authority made to prevent the spread of a conflagration, epidemic or catastrophe, vandalism or malicious mischief, strike or lockout, collapse from any cause, or explosion; but excluding any kind of insurance specified in paragraph nine hereof, except insurance against loss of or damage to property resulting from:

          (1) explosion of pressure vessels (except steam boilers of more than fifteen pounds pressure) in buildings designed and used solely for residential purposes by not more than four families,

          (2) explosion of any kind originating outside of the insured building or outside of the building containing the property insured,

          (3) explosion of pressure vessels which do not contain steam or which are not operated with steam coils or steam jackets, or

          (4) electrical disturbance causing or concomitant with an explosion in public service or public utility property; or

          (e) lateral or vertical subsidence of the earth caused by past or present mining operations.

     6. "Water damage insurance," means insurance against loss or damage by water or other fluid or substance to any property resulting from the breakage or leakage of sprinklers, pumps or other apparatus erected for extinguishing fires or of water pipes or other conduits or containers, or resulting from casual water entering through leaks or openings in buildings or by seepage through building walls, but excluding loss or damage resulting from flood or the rising of the waters of the ocean or its tributaries; and including insurance against accidental injury of such sprinklers, pumps, fire apparatus, conduits or containers.

     7. "Burglary and theft insurance," means:

     (a) Insurance against loss of or damage to any property resulting from burglary, theft, larceny, robbery, forgery, fraud, vandalism, malicious mischief, confiscation or wrongful conversion, disposal or concealment by any person, or from any attempt thereof;

     (b) Insurance against loss of or damage to moneys, coins, bullion, securities, notes, drafts, acceptances or any other valuable papers or documents, resulting from any cause, except while in the custody or possession of and being transported by any carrier for hire or in the mail; and

     (c) Insurance of individuals by means of an all-risk type of policy commonly known as the "Personal Property Floater" against any kind and all kinds of loss of or damage to, or loss of use of, any personal property other than merchandise.

     8. "Glass insurance," means insurance against loss of or damage to glass and its appurtenances resulting from any cause.

     9. "Boiler and machinery insurance," means insurance against loss of or damage to any property of the insured, resulting from explosion of or injury to:

     (a) any boiler, heater or other fired pressure vessel;

     (b) any unfired pressure vessel;

     (c) pipes or containers connected with any such boilers or vessels;

     (d) any engine, turbine, compressor, pump or wheel;

     (e) any apparatus generating, transmitting or using electricity; or

     (f) any other machinery or apparatus connected with or operated by any such boilers, vessels or machines; and including the incidental power to make inspections of, and issue certificates of inspection upon, any such boilers, apparatus, and machinery, whether insured or otherwise.

     10. "Elevator insurance," means insurance against loss of or damage to any property of the insured, resulting from ownership, maintenance or use of elevators, except loss or damage by fire.

     11. "Animal insurance," means insurance against loss of or damage to any domesticated or wild animal resulting from any cause.

     12. "Collision insurance," means insurance against loss of or damage to any property of the insured resulting from collision of any other object with such property, but excluding collision to or by elevators, or to or by vessels, craft, piers or other instrumentalities of ocean or inland navigation.

     13. "Personal injury liability insurance," means insurance against legal liability of the insured, and against loss, damage or expense incident to a claim of such liability (including the insurer's obligation to pay medical, hospital, surgical and disability benefits to injured persons, and funeral and death benefits to dependents, beneficiaries or personal representatives of persons who are killed, irrespective of legal liability of the insured), arising out of death or injury of any person, or arising out of injury to the economic interests of any person, as the result of negligence in rendering expert, fiduciary or professional service, but excluding any kind of insurance specified in paragraph fifteen except insurance to protect an insured against liability for indemnification or contribution to a third party held responsible for injury to the insured's employee arising out of and in the course of employment when such insurance is written pursuant to this paragraph and not written pursuant to paragraph fifteen.

     14. "Property damage liability insurance," means insurance against legal liability of the insured, and against loss, damage or expense incident to a claim of such liability, arising out of the loss or destruction of, or damage to, the property of any other person, but not including any kind of insurance specified in paragraph thirteen or fifteen hereof.

     15. "Workers' compensation and employers' liability insurance," means insurance against the legal liability, under common law or statute or assumed by contract, of any employer for the death or disablement of, or injury to, his employee, including volunteer firefighters' benefit insurance provided pursuant to the volunteer firefighters' benefit law and including volunteer ambulance workers' benefit insurance provided pursuant to the volunteer ambulance workers' benefit law.

     16. "Fidelity and surety insurance," means:

     (a) Guaranteeing the fidelity of persons holding positions of public or private trust; and indemnifying banks, thrifts, brokers and other financial institutions against loss of money, securities, negotiable instruments, other specified valuable papers and tangible items of personal property caused by larceny, misplacement, destruction or other stated perils including loss while being transported in an armored motor vehicle or by messenger; and insurance for loss caused by the forgery of signatures on, or alteration of, specified documents and valuable papers;

     (b) Insurance against losses that financial institutions become legally obligated to pay by reason of loss of customers' property from safe deposit boxes;


     (c) Any contract bond; including a bid, payment or maintenance bond or a performance bond where the bond is guaranteeing the execution of any contract other than a contract of indebtedness or other monetary obligation;

     (d) An indemnity bond for the benefit of a public body, railroad or charitable organization; a lost security or utility payment bond;

     (e) Becoming surety on, or guaranteeing the performance of, any lawful contract, not specifically provided for in this paragraph, except (i) mortgage guaranty insurance, which may only be written by an insurer authorized to write such insurance pursuant to Article 65 of the Insurance Law, (ii) a contract that falls within the definition of financial guaranty insurance as set forth in paragraph one of subsection (a) of section six thousand nine hundred one of the Insurance Law, or (iii) any insurance contract unless such guaranty is authorized pursuant to subsection (c) of section one thousand one hundred fourteen of Article 11 of the Insurance Law; and

     (f) Becoming surety on, or guaranteeing the performance of, bonds and undertakings required or permitted in all judicial proceedings or otherwise by law allowed, including surety bonds accepted by states and municipal authorities in lieu of deposits as security for the performance of insurance contracts. Under this paragraph "fidelity" insurance shall have the meaning set forth in subparagraphs (a) and (b) of this paragraph.

     17. "Credit insurance," means:

     (a) Indemnifying merchants or other persons extending credit against loss or damage resulting from non-payment of debts owed to them, for goods and services provided in the normal course of their business, including the incidental power to acquire and dispose of debts so insured, and to collect any debts owed to such insurer or to the insured, but no insurance may be written as credit insurance if it falls within the definition of financial guaranty insurance as set forth in paragraph one of subsection (a) of section six thousand nine hundred one of the Insurance Law;

     (b) Indemnifying any person for expenses disbursed or to be disbursed under a contract in connection with the cancellation of a catered affair;


     (c) Indemnifying any person for tuition expenses disbursed or to be disbursed under a contract in connection with his dismissal or withdrawal from an educational institution; or indemnifying elementary or secondary schools, whether public, private, profit or non-profit, providing education in consideration of a tuition charge or fee against loss or damage in the event of non-payment of the tuition charges or fees of a student or pupil dismissed, withdrawn or leaving before the end of the school year for which the insurance is written. An educational institution may not require any person responsible for the payment of a student's or pupil's tuition charge or fee to pay for tuition refund insurance; or

     (d) Indemnifying an adoptive parent for verifiable expenses not prohibited under the law paid to or on behalf of the birth mother when either one or both of the birth parents of the child withdraw or withhold their consent to adoption. Such expenses may include maternity-connected medical or hospital expenses of the birth mother, necessary living expense of the birth mother preceding and during confinement, travel expenses of the birth mother to arrange for the adoption of the child, legal fees of the birth mother, and any other expenses which an adoptive parent may lawfully pay to or on behalf of the birth mother. For the purposes of this section "adoptive parent" means the parent or his or her spouse seeking to adopt a child, "birth mother" means the biological mother of the child, "birth parent" means the biological mother or biological father of the child.

     19. "Motor vehicle and aircraft physical damage insurance," means insurance against loss of or damage to motor vehicles or aircraft and their equipment resulting from any cause; and insurance reimbursing a driver for costs including replacement car rental, commercial transportation and accommodations resulting from an automobile accident or mechanical breakdown occurring fifty miles or more from the driver's principal place of residence or garaging.

     20. "Marine and inland marine insurance," means insurance against any and all kinds of loss of or damage to:

     (a)  Vessels,  hulls,  craft,  aircraft,  cars,  automobiles,  trailers and vehicles of every kind, and all goods, freights, cargoes, merchandise, effects, disbursements, profits, moneys, bullion, precious stones, securities, choses in action, evidences of debt, valuable papers, bottomry and respondentia interests and all other kinds of property and interests therein, in respect to, appertaining to or in connection with any and all risks or perils of navigation, transit, or transportation, including war risks, on or under any seas or other waters, on land or in the air, or while being assembled, packed, crated, baled, compressed or similarly prepared for shipment or while awaiting the same or during any delays, storage, transshipment, or reshipment incident thereto, including marine builder's risks and all personal property floater risks;

     (b) Person or property in connection with or appertaining to marine, inland marine, transit or transportation insurance, including liability for loss of or damage to either, arising out of or in connection with the construction, repair, operation, maintenance or use of the subject matter of such insurance (but not including life insurance or surety bonds nor insurance against loss by reason of bodily injury to the person arising out of the ownership, maintenance or use of automobiles);

     (c) Precious stones, jewels, jewelry, gold, silver and other precious metals, whether used in business or trade or otherwise and whether the same be in course of transportation or otherwise; and

     (d) Bridges, tunnels and other instrumentalities of transportation and communication (excluding buildings, their improvements and betterments, furniture and furnishings, fixed contents and supplies held in storage), including auxiliary facilities and equipment attendant thereto; piers, wharves, docks and slips; other aids to navigation and transportation, including dry docks and marine railways. In this paragraph "inland marine" insurance shall not include insurance of vessels, crafts, their cargoes, marine builders' risks, or other similar risks, commonly insured only under ocean marine insurance policies.

     21. "Marine protection and indemnity insurance," means insurance against, or against legal liability of the insured for, loss, damage or expense arising out of, or incident to, the ownership, operation, chartering, maintenance, use, repair or construction of any vessel, craft or instrumentality in use in ocean or inland waterways, including liability of the insured for personal injury, illness or death or for loss of or damage to the property of another person.


     22. "Residual value insurance" means insurance issued in connection with a lease or contract which sets forth a specific termination value at the end of the term of the lease or contract for the property covered by such lease or contract, and which insures against loss of economic value of tangible personal property or real property or improvements thereto except loss due to physical damage to property, excluding any lease or contract that falls within the definition of financial guaranty insurance as set forth in paragraph one of subsection (a) of section six thousand nine hundred one of the Insurance Law.

     24. "Credit unemployment insurance" means insurance on a debtor in connection with a specified loan or other credit transaction within the state to provide payments to a creditor in the event of unemployment of the debtor for the installments or other periodic payments becoming due while a debtor is unemployed.

     26. "Gap insurance" means insurance covering the gap amount which is payable upon the total loss of personal property, which is the subject of a lease or loan or other credit transaction occasioned by its theft or physical damage. The kinds of gap insurance are:

     (a) "Motor vehicle lessor/creditor gap insurance" which insures the lessor, creditor, or the lessor's or creditor's assignee, under a motor vehicle lease or loan or other credit transaction pursuant to which the lessor, creditor, or, in the absence of a waiver by the lessor or creditor, the assignee has waived the obligation of the lessee or debtor for the gap amount;

     (b) "Motor vehicle lessee/debtor gap insurance" which insures the lessee or debtor under a motor vehicle lease or loan or other credit transaction pursuant to which the lessor, creditor, or the lessor's or creditor's assignee has not waived the obligation of the lessee or debtor for the gap amount;

     (c) "Non-motor vehicle lessor/creditor gap insurance" which insures the lessor, creditor, or the lessor's or creditor's assignee, under a lease or loan or other credit transaction covering personal property other than a motor vehicle pursuant to which the lessor, creditor, or, in the absence of a waiver by the lessor or creditor, the assignee, has waived the obligation of the lessee or debtor for the gap amount; and

     (d) "Non-motor vehicle lessee/debtor gap insurance" which insures the lessee or debtor under a lease or loan or other credit transaction covering personal property other than a motor vehicle pursuant to which the lessor, creditor, or the lessor's or creditor's assignee has not waived the obligation of the lessee or debtor for the gap amount.

     30. "Substantially similar kind of insurance," means such insurance which in the opinion of the Superintendent of the New York Insurance Department is determined to be substantially similar to one of the foregoing kinds of insurance and thereupon for the purposes of the Insurance Law shall be deemed to be included in that kind of insurance.

                                    Article 4
                  Policies or contracts of insurance may be issued by the corporation whereby the holders thereof shall have the right to participate in the profits of the corporation in such manner and to such extent as may be determined by the Board of Directors, subject to provisions of law.
                                    Article 5
                  The mode and manner in which the corporate powers of this corporation shall be exercised are through a Board of Directors and through such officers as such Board of Directors shall empower. The corporation shall have such officers as shall be provided for in the by-laws, to be elected by the Board of Directors.
                                    Article 6
                  The number of the directors of this corporation shall not be less than thirteen (13) (except for vacancies temporarily unfilled) nor more than twenty-five (25), the exact number of directors to be determined from time to time by a resolution or resolutions adopted by the affirmative vote of a majority of the directors. The directors shall be divided into three classes, designated Class I, Class II and Class III. Each class shall consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board of Directors, and initially Class I, Class II and Class III shall consist of 8, 8 and 7 directors, respectively. The term of the initial Class I directors shall terminate on the date of the 1997 annual meeting of shareholders; the term of the initial Class II directors shall terminate on the date of the 1998 annual meeting of shareholders; and the term of the initial Class III directors shall terminate on the date of the 1999 annual meeting of shareholders. At each annual meeting of shareholders beginning in 1997, successors to the class of directors whose term expires at that annual meeting shall be elected for a three-year term. If the number of directors is changed, any increase or decrease shall be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible, and any additional director of any class elected to fill a vacancy resulting from an increase in such class shall hold office for a term that shall coincide with the remaining term of that class, but in no case will a decrease in the number of directors shorten the term of any incumbent director. A director shall hold office until the annual meeting of shareholders for the year in which his term expires and until his successor shall be elected and shall qualify for office, subject, however, to prior death, resignation, retirement, disqualification or removal from office. Any vacancy on the Board of Directors, however resulting, may be filled by an affirmative vote of the majority of the directors then in office, even if less than a quorum, or by an affirmative vote of the sole remaining director. Any director elected to fill a vacancy shall hold office for a term that shall coincide with the term of the class to which such director shall have been elected.
                                    Article 7
                  (a) The directors of the corporation shall be elected at the annual meeting of shareholders of the corporation by a plurality of the votes cast at the meeting. The annual meeting of shareholders of the corporation for the election of the directors and for the transaction of such other business as may properly come before each meeting shall be held on the fourth Tuesday in April of each year or, if such day is a holiday, on the next succeeding business day at the principal office of the company in New York or at such other place within or without the State of New York as may be fixed from time to time by resolution of the Board of Directors and set forth in the notice or waiver of notice of the meeting.
                  (b) At all times a majority of the directors of this corporation shall be citizens and residents of the United States, and not less than three (3) directors shall be residents of the State of New York. Each director must be at least eighteen (18) years of age.

                  (c) The officers of this corporation shall be elected annually by the Board of Directors.

                  (d) No director shall be personally liable to the corporation or any of its shareholders for damages for any breach of duty as a director; provided, however, that the foregoing provision shall not eliminate or limit (i) the liability of a director if a judgment or other final adjudication adverse to him or her establishes that his or her acts or omissions were in bad faith or involved intentional misconduct or any violation of the Insurance Law or a knowing violation of any other law or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled; or (ii) the liability of a director for any act or omission prior to the adoption of this provision by amendment dated March 5, 1992.
                                   Article 8

          The amount of the authorized capital of the corporation shall be $5,120,000 and shall consist of 3,200,000 shares of Common Stock, par value $1.60 per share. From and after the filing of this Restated Charter, no additional shares which the corporation has authority to issue shall be issued without the prior written consent of the Superintendent of Insurance of the State of New York.

                                   Article 9

          The duration of the corporate existence of this corporation shall be perpetual.

                                   Article 10

          The corporation  shall have the power:

          1. To assume and exercise all the rights, powers and privileges that are now or may hereafter be conferred by law upon similar corporations and to have the right of perpetual succession, sue and be sued, make contracts, enter into lawful treaties with other insurance corporations or associations, acquire, own and transfer property, real and personal, and have a seal.

          2. To enter into and execute any and all contracts, agreements and treaties for the purpose of insuring risks, and to do all things necessary, proper or consistent with the carrying out of the objects and purposes of this corporation and to exercise all the rights, powers and privileges that may now or hereafter be authorized or permitted by the laws of the State of New York and the laws of the United States of America, and to conduct its business in other states, territories, and possessions of the United States.

          3. To buy, sell, invest and reinvest its funds in any of the securities or property in which an insurance company organized under the laws of the State of New York may now or hereafter lawfully invest.

          4. To borrow money and to issue its notes or debentures to evidence such borrowing, but any debentures so issued shall be subordinate to the rights of shareholders or creditors of this corporation.

          5. To have and  exercise  all of the rights and powers  necessary  and
          incident  to  carrying   into  effect  the  purposes  for  which  this
          corporation  is formed.

                                   Article 11

          The Board of Directors shall have the power to make, alter, amend or repeal by-laws consistent with this Restated Charter and the laws of the State of New York, regulating the business and the conduct of the affairs of the corporation, and creating, defining, limiting or regulating the powers of the corporation, of the directors and of the shareholders.

          5. The foregoing Amendment and Restatement of the Charter was authorized by the affirmative vote of two-thirds of all votes cast on June 17, 1996, by policyholders entitled to vote on the plan of reorganization of the corporation pursuant to Section 7307 of the Insurance Law.

          IN WITNESS WHEREOF, the undersigned have signed this Certificate this 5th day of July, 1996.

                                                   /s/ William M. Stamp, Jr.
                                                   -------------------------
                                                   Name:  William M. Stamp, Jr.
                                                          Title:  President


                                                   /s/ Victoria M. Stanton
                                                   -----------------------
                                                   Name:  Victoria M. Stanton
                                                          Title:  Secretary

STATE OF RHODE ISLAND               )
                                            :        ss.:
CITY AND COUNTY OF                  )

                  On this 5th day of July, 1996, before me personally appeared William M. Stamp, Jr., to me known and known to me to be one of the persons described in and who executed the foregoing instrument, and he duly acknowledged to me that he executed the same.

                                                     /s/ Ellen Bowers
                                                     ----------------
                                                     Notary Public My commission
                                                     expires 7/21/99



STATE OF NEW YORK                   )
                                                     :        ss.:
CITY AND COUNTY OF ALBANY  )

                  On this 17th day of July, 1996, before me personally appeared Victoria M. Stanton, to me known and known to me to be one of the persons described in and who executed the foregoing instrument, and she duly acknowledged to me that she executed the same.

                                                /s/ Jamie H. Gearon
                                                -------------------
                                                Notary Public, State of New York
                                                No. 02GE4994491
                                                Qualified in Schenectady County
                                                Commssion Expires 4/98

                                     BY-LAWS

                     FARM FAMILY CASUALTY INSURANCE COMPANY

                    (As amended and restated on July 26, 1996
              and as amended up to and including February 13, 1997)

                                    ARTICLE I
                           Name, Location and Purpose

     Section 1. Name. The name of this company is FARM FAMILY CASUALTY INSURANCE COMPANY.


     Section 2. Location. The location of its principal or home office shall be in the Town of Bethlehem, County of Albany, State of New York. It may establish and maintain offices, depositories and agencies elsewhere in the United States for the transaction of its business.

     Section 3. Purpose. The purpose for which the company is formed is to make contracts of insurance on any and all kinds of insurance as set forth in the Restated Charter.

                                   ARTICLE II

                            Policyholder Eligibility

     The following persons shall be eligible and qualified to make application for insurance in this company:

     (a)  State  agricultural   organizations  within  the  Northeastern  region
affiliated with the American Farm Bureau Federation;

     (b)  County   agricultural   organizations   affiliated   with  said  State
agricultural organizations;

     (c) Members and associate members in good standing of said State and County agricultural organizations, and the dependent members of the immediate family residing in the household of such members and associate members;

     (d) Employees of the company or of Farm Family Life Insurance Company or of any of their respective affiliates; and

     (e) Such other persons as the company may be obligated to insure by virtue of an assigned risk plan or law of any State in which the company is licensed to do business. A person shall cease to be eligible to be a policyholder when such person no longer meets any of the above criteria.

                                   ARTICLE III
                                  Shareholders
                  Section 1. Annual Meeting. The annual meeting of the shareholders for the election of the directors and for the transaction of such other business as may properly come before such meeting shall be held on such date fixed by or under the Restated Charter and stated in the notice or waiver of notice of the meeting.
                  Section 2. Special Meetings. Special meetings of the shareholders may be called at any time by the president or by a resolution of the board of directors and must be called upon written request of the shareholders owning of record a majority of the shares of the outstanding capital stock of the company and entitled to vote. At a special meeting, no business will be transacted and no corporate action shall be taken other than that stated in the notice of the meeting except with the unanimous consent, either in person or by proxy, of all the shareholders entitled to vote with respect to such business.
                  Section 3. Notice of Meeting. Not less than ten (10) nor more than fifty (50) days before each shareholders' meeting, the secretary shall give written notice of the meeting to each shareholder entitled to notice of the meeting. The notice shall state the time and place of the meeting and, if the meeting is a special meeting or notice of the purpose is required by statute, the purpose of the meeting. Any meeting of shareholders, annual or special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement.
                  Section 4. Quorum. Except as otherwise required by law, the Restated Charter or these by-laws, the holders of a majority of the outstanding capital stock of the company entitled to vote at any meeting, represented in person or by proxy, shall constitute a quorum for all purposes. In the absence of a quorum, the shareholders entitled to vote thereat, represented in person or by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally noticed. If the adjournment is for more than thirty
(30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder entitled to vote at the meeting.
                  Section 5. Voting. Each shareholder entitled to vote at a meeting of the shareholders shall be entitled to one vote for each share of stock registered in such shareholder's name on the books of the Company on the date fixed as a record date for the determination of its shareholders entitled to vote, as hereinafter provided. Unless otherwise required by law, the Restated Charter or these by-laws, any question brought before any meeting of shareholders shall be decided by the vote of the holders of a majority of the capital stock represented and entitled to vote thereat. Such votes may be cast in person or by proxy but no proxy shall be voted on or after three (3) years from its date, unless such proxy provides for a longer period. The board of directors, in its discretion, or the officer of the company presiding at a meeting of the shareholders, in his discretion, may require that any votes cast at such meeting shall be cast by written ballot.
                  Section 6. Written Consent. Any action required or permitted to be taken at any meeting of the shareholders may be taken without a meeting by the written consent thereto of the shareholders, setting forth such action and signed by the holders of all the outstanding shares entitled to vote thereon.
                                   ARTICLE IV
                               Board of Directors
                  Section 1. Powers. The board of directors shall manage and conduct all the business and affairs of the company and shall have and may exercise all such powers of the company as are not by law, by the Restated Charter or by these by-laws conferred on or reserved to the shareholders.
                  Section 2. Number-Term-Qualifications. The total number of directors shall not be less than thirteen (13) (except for vacancies temporarily unfilled) nor more than twenty-five (25), the exact number of directors to be determined from time to time by a resolution or resolutions adopted by the affirmative vote of a majority of the directors, provided that such action may not affect the tenure of office of any director. A majority of the directors shall be citizens and residents of the United States, and not less than three
(3) shall be residents of the State of New York. Directors must be at least eighteen (18) years of age but need not be shareholders.
                  Section 3. Election. Directors shall be elected at the annual meeting of shareholders by a plurality of the votes cast at such meeting and, unless otherwise provided in the Restated Charter, each director so elected shall hold office until the annual meeting of shareholders for the year in which his term expires and shall serve until his successor is duly elected and qualified, or until his earlier death, resignation, retirement, disqualification or removal from office.
                  Section 4. Vacancies. Any vacancy occurring in the board of directors, however created, may be filled by an affirmative vote of the majority of directors then in office, even if less than a quorum, or by an affirmative vote of the sole remaining director. Any director elected to fill a newly created directorship resulting from an increase in any class of directors shall hold office for a term that shall coincide with the remaining term of the other directors of that class. A director elected by the board of directors to fill a vacancy not resulting from an increase in the number of directors shall have the same term as the remaining term of his predecessor.
                  Section 5. Organization Meeting. The regular organization meeting of the board of directors shall be held immediately after the adjournment of the annual meeting of shareholders, or as soon thereafter as a quorum of the directors can be obtained, for the election of officers and the transaction of any other business which may properly be brought before the meeting. No notice of such meeting shall be necessary to the directors in order legally to constitute the meeting, provided a majority of the board shall be present.
                  Section 6. Other Meetings. The board of directors of the company shall hold regular meetings (including the regular organization meeting) at least four (4) times in each calendar year. Special meetings of the board of directors may be called by the chairman or the president at any time or by the secretary when requested in writing by seven (7) directors. Notice of all regular and special meetings of the directors shall be given by the secretary to each director by mailing same to him at his residence or usual place of business at least five (5) days before said meeting, or by telephonic, telegraphic or facsimile notice sent at least twenty-four (24) hours before said meeting, or on such shorter notice as the person or persons calling such meeting may deem necessary or appropriate in the circumstances. Unless these by-laws or a resolution of the board of directors provide otherwise, the notice need not state the business to be transacted at or the purposes of any regular or special meeting of the board of directors. Any meeting of the board of directors, regular or special, may adjourn from time to time to reconvene at the same or some other place, and no notice need be given of any such adjourned meeting other than by announcement. The directors may hold meetings and transact business without notice when all are present or consent thereto in writing.
                  Section 7. Time and Place of Meetings. All meetings of the board of directors shall be held at such time and place as the board of directors may designate either within or without the State of New York.
                  Section 8. Quorum. Except as may be otherwise specifically provided by law, the Restated Charter or these by-laws, at all meetings of the board of directors, a majority of the entire number of the members of the board of directors shall constitute a quorum of the board of directors for the transaction of all business, and the act of a majority of the directors present in quorum shall determine any matter.
                  Section 9. Actions of Board. Unless otherwise provided by law, the Restated Charter or these by-laws, any action required or permitted to be taken at any meeting of the board of directors or of any committee thereof may be taken without a meeting if all the members of the board of directors or the committee, as the case may be, consent in writing to the adoption of a resolution authorizing the action, and the writing or writings are filed with the minutes of proceedings of the board of directors or the committee; provided, however, that any action without a meeting of the board of directors shall be limited to those situations where time is of the essence and not in lieu of a regular meeting.
                  Section 10. Meetings by Means of Conference Telephone. Unless otherwise provided by the Restated Charter or these by-laws, members of the board of directors of the company, or any committee designated by the board of directors, may participate in a meeting of the board of directors or such committee by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other at the same time, and participation in a meeting pursuant to this Section 10 shall constitute presence in person at such meeting.

                  Section 11. Compensation. The board of directors shall fix the compensation of all officers of the company and may fix a reasonable compensation to be paid directors for attending meetings of the board of directors. The compensation paid employees and agents of the company shall be within the limitations of a budget approved by the board of directors.
                                    ARTICLE V
                                    Officers
                  Section 1. Election. At its annual organization meeting, the board of directors shall elect by ballot from one of their own number a chairman and a vice-chairman of the board of directors. The board of directors shall also elect, either from among their own number or otherwise, a president, a secretary and a treasurer and may elect, either from among their own number or otherwise, one or more vice-presidents, assistant secretaries, assistant treasurers and such other officers as the board may determine that the interests of the company require. The board of directors shall have the power to prescribe additional powers and duties for the officers herein provided for and to change such duties whenever the board of directors may deem it advisable or necessary. The chairman, vice-chairman, president, vice-president, secretary, assistant secretary, treasurer, assistant treasurer and other officers shall each serve for the term fixed by the board of directors and until their successors shall have been elected or appointed and have qualified. Any number of offices may be held by the same person, except the offices of president and secretary and unless otherwise prohibited by law, the Restated Charter or these by-laws.
                  Section 2. Chairman of the Board of Directors. The chairman of the board of directors shall preside at all meetings of the shareholders and of the board of directors. Except where by law the signature of the president is required, the chairman of the board of directors shall possess the same power as the president to sign all contracts, certificates and other instruments of the company which may be authorized by the board of directors. During the absence or disability of the president, the chairman of the board of directors shall exercise all the powers and discharge all the duties of the president. The chairman of the board of directors shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these by-laws or by the board of directors.
                  Section 3. Vice-Chairman of the Board of Directors. The vice-chairman of the board of directors, in the event of the absence or disability of the chairman of the board of directors, shall perform the duties and exercise the powers of the chairman, and shall perform such other duties and may exercise such other powers as from time to time may be assigned to him by these by-laws or by the board of directors.
                  Section 4. President. The president shall be the chief executive officer of the company and shall, subject to the control of the board of directors and the chairman of the board of directors, have general supervision of the business of the company and shall see that all orders and resolutions of the board of directors are carried into effect. He shall execute all bonds, mortgages, contracts and other instruments of the company requiring a seal, under the seal of the company, except where required or permitted by law to be otherwise signed and executed and except that the other officers of the company may sign and execute documents when so authorized by these by-laws, the board of directors, the chairman of the board of directors or the president. The president shall also perform such other duties and may exercise such other powers as from time to time may be assigned to him by these by-laws or by the board of directors.
                  Section 5. Vice-Presidents. Each vice president shall perform such duties and have such powers as from time to time may be assigned to him by these by-laws or by the board of directors.
                  Section 6. Secretary. The secretary shall attend all meetings of the board of directors and all meetings of shareholders and record all the proceedings thereat in a book or books to be kept for that purpose; the secretary shall also perform like duties for the standing committees when required. The secretary shall give, or cause to be given, notice of all meetings of shareholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. If the secretary shall be unable or shall refuse to cause to be given notice of all meetings of shareholders and special meetings of the board of directors, and if there be no assistant secretary, then either the board of directors or the president may choose another officer to cause such notice to be given. The secretary shall have custody of the seal of the company and the secretary or any assistant secretary, if there be one, shall have authority to affix the same to any instrument requiring it and when so affixed, it may be attested by the signature of the secretary or by the signature of any such assistant secretary. The board of directors may give general authority to any other officer to affix the seal of the company and to attest the affixing by his signature. The secretary shall see that all books, reports, statements, certificates and other documents and records required by law to be kept or filed are properly kept or filed, as the case may be. The secretary shall sign all policies of insurance in person, or by facsimile when so authorized by the board of directors, and such other papers as may be necessary for the transaction of the company's business.
                  Section 7. Treasurer. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the company and shall deposit all moneys and other valuable effects in the name and to the credit of the company in such depositories as may be designated by the board of directors. The treasurer shall disburse the funds of the company as may be ordered by the board of directors, taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at its regular meetings, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the company. The treasurer shall perform all other duties usually incident to his office or which may be from time to time assigned by the board of directors.
                  Section 8. Assistant Secretaries. Except as may be otherwise provided in these by-laws, assistant secretaries, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the board of directors, the president, any vice president, if there be one, or the secretary, and in the absence of the secretary or in the event of his disability or refusal to act, shall perform the duties of the secretary, and when so acting, shall have all the powers of and be subject to all the restrictions upon the secretary.
                  Section 9. Assistant Treasurers. Assistant treasurers, if there be any, shall perform such duties and have such powers as from time to time may be assigned to them by the board of directors, the president, any vice president, if there be one, or the treasurer, and in the absence of the treasurer or in the event of his disability or refusal to act, shall perform the duties of the treasurer, and when so acting, shall have all the powers of and be subject to all the restrictions upon the treasurer.
                  Section 10. Other Officers. Such other officers as the board of directors may choose shall perform such duties and have such powers as from time to time may be assigned to them by the board of directors. The board of directors may delegate to any other officer of the company the power to choose such other officers and to prescribe their respective duties and powers.
                  Section 11. Removal. Any officer may be summarily removed at any time at the pleasure of the board of directors by an affirmative vote of two-thirds (2/3) of all the directors, with or without cause.
                  Section 12. Vacancies. Any vacancy in the offices of the company may be filled by the board of directors at any regular or special meeting, and in case of the absence or temporary disability of any officer, the board of directors may designate an incumbent for the time being, who shall, during such incumbency, have the powers of such officer.
                  Section 13. Bonds. The board of directors shall require all officers, agents and employees having control of or access to monies or securities of the company in the regular discharge of their duties to give bond to the company, with sufficient sureties conditioned upon the honesty of such officers, agents or employees, in such amounts as may be deemed necessary, and containing such other conditions as may from time to time be required by the board of directors. The company shall be responsible for the premium on any bond necessary under this provision.
                                   ARTICLE VI
                                   Committees
                  Section 1. Executive Committee. The board of directors shall elect an executive committee consisting of at least five (5) directors of the company. Said committee shall have such power and possess such authority as the board of directors shall, from time to time, by by-laws or resolution, vest in it. This committee shall hold office subject to the will and pleasure of the board of directors. All vacancies in the membership of this committee shall be filled by the board of directors. The executive committee shall have and is hereby granted full power and authority to conduct and control the business of the corporation between meetings of the board of directors as is vested in the board of directors when in session except as otherwise limited by the board of directors. The executive committee shall elect one (1) of their number to serve as chairman. A majority of the entire membership of the Executive Committee attending a meeting shall constitute a quorum. But no such majority vote shall be valid unless the number of operating officers and salaried employees voting as directors is less than the majority of the directors present and voting.
                  Section 2. Investment Committee. The board of directors shall elect an investment committee of ten (10) directors of the company. Such committee shall be charged with the duty of authorizing and supervising of loans and investments. The investment committee shall organize with a chairman and a secretary from among its members. It shall be the duty of the investment committee, subject to such limitations the board of directors may provide, to examine all funds and securities as often as they may deem necessary or when required by the board of directors, and to report to the board of directors, as often as directed, the condition of the funds, securities and investments of the corporation. Any six (6) members attending the meeting shall constitute a quorum. But no such majority vote shall be valid unless the number of operating officers and salaried employees voting as directors is less than the majority of the directors present and voting.
                  Section 3. Other Committees. The board of directors shall have the power to appoint such other committees as it may deem necessary for the efficient conduct of the business of the company. The board of directors shall designate from time to time by by-laws or resolutions the quorum requirements for meetings of such committees. Every such committee shall have such power and possess such authority as the board of directors from time to time by by-laws or resolutions vests in it, and shall report its doings to the meeting of the board of directors next ensuing.
                  Section 4. Limitations. The board of directors shall at all times have power to modify, add to, take from, or otherwise change and alter the duties and function of all committees as it may from time to time see fit.

                                   ARTICLE VII
                                      STOCK
                  Section 1. Form of Certificates. Every holder of stock in the company shall be entitled to have a certificate signed, in the name of the company, (a) by the president or a vice-president and (b) by the treasurer or an assistant treasurer, or the secretary or an assistant secretary, of the company, certifying the number of shares owned by the shareholder in the company.
                  Section 2. Signatures. Where a certificate is countersigned by
(a) a transfer agent other than the company or its employee, or (b) a registrar other than the company or its employee, any other signature on the certificate may be a facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the company with the same effect as if he were such officer, transfer agent or registrar at the date of issue.
                  Section 3. Lost Certificates. The board of directors may direct a new certificate to be issued in place of any certificate theretofore issued by the company alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate, or his legal representative, to advertise the same in such manner as the board of directors shall require and/or to give the company a bond in such sum as it may direct as indemnity against any claim that may be made against the company with respect to the certificate alleged to have been lost, stolen or destroyed.
                  Section 4. Transfers. Stock of the company shall be transferable in the manner prescribed by law and in these by-laws. Transfers of stock shall be made on the books of the company only by the person named in the certificate or by his attorney lawfully constituted in writing and upon the surrender of the certificate therefor, which shall be cancelled before a new certificate shall be issued.
                  Section 5. Record Date. In order that the company may determine the shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than fifty (50) days nor less than ten (10) days before the date of such meeting, nor more than fifty (50) days prior to any other action. A determination of shareholders of record entitled to notice of or to vote at a meeting of shareholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.
                                  ARTICLE VIII
                                    Indemnity
         Section 1. Indemnification of Officers and Directors. Except to the extent prohibited by the Business Corporation Law of the State of New York and the Insurance Law of the State of New York, the company shall indemnify each person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether by or in the right of the company or otherwise, by reason of the fact that such person or if such person is an executor, administrator or legal representative, the person for whom such person was acting is or was either (a) a director or officer of the company or
(b) a director or officer of the company who serves or served at the request of the company as a director, officer, employee, agent of, or in any capacity for any other corporation, partnership, joint venture, trust, employee benefit plan or other enterprise (any such person described in clause (a) or (b) hereinafter, "indemnified persons"), against judgments, fines, penalties, amounts paid in settlement and reasonable expenses, including attorneys' fees, incurred in connection with such action or proceeding, or any appeal therein; provided, however, that no such indemnification shall be made if a judgment or other final adjudication adverse to such indemnified person establishes that either (i) such indemnified person's acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or (ii) such indemnified person personally gained in fact or financial profit or other advantage to which he or she was not legally entitled; and provided further that no such indemnification shall be required with respect to any settlement or other nonadjudicated disposition of any threatened or pending action or proceeding unless the company has given its prior consent to such settlement or other disposition.
                  The company shall advance or promptly reimburse upon request any indemnified person for all expenses, including attorneys' fees, reasonably incurred in defending or participating in any action, suit or proceeding in advance of the final disposition thereof upon receipt of an undertaking by or on behalf of such indemnified person to repay such amount if such indemnified person is ultimately found not to be entitled to indemnification or, where indemnification is granted, to the extent the expenses so advanced or reimbursed exceed the amount to which such indemnified person is entitled; provided, however, that such indemnified person shall cooperate in good faith with any request by the company that common counsel be utilized by the parties to an action or proceeding who are similarly situated unless to do so would be inappropriate due to actual or potential differing interests between or among such parties.
                  The board of directors of the company is authorized to provide indemnification and advancement of expenses to such other persons as the board shall determine from time to time in its sole discretion.
                  Nothing herein shall limit or affect any right of any indemnified person otherwise than hereunder to indemnification or advancement of expenses, including attorneys' fees, under any statute, rule, regulation, certificate of incorporation, by-law, insurance policy, contract or otherwise.
                  Anything in these by-laws to the contrary notwithstanding, no elimination of this article, and no amendment of this article adversely affecting the right of any indemnified person to indemnification or advancement of expenses hereunder shall be effective until the sixtieth (60th) day following notice to such indemnified person of such action, and no elimination of or amendment to this article shall deprive any indemnified person of his or her rights hereunder arising out of alleged or actual occurrences, acts or failure to act prior to such sixtieth (60th) day.
                  The company shall not, except by elimination or amendment of this article in a manner consistent with the preceding paragraph, take any corporate action or enter into any agreement which prohibits, or otherwise limits, the rights of any indemnified person to indemnification or advancement of expenses in accordance with the provisions of this article. If the company fails within thirty (30) days after a written claim has been received by the company to make any payment in accordance with the indemnification and advancement of expenses provisions of this article, the indemnified person may at any time thereafter bring suit against the company to recover the unpaid amount of the claim and, if successful in whole or in part, the indemnified person shall be entitled to be paid also the expense of prosecuting such claim. It shall be a defense to any action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required undertaking, if any is required, has been tendered to the company) that the indemnified person has not met the standards of conduct which make it permissible under this article to indemnify the indemnified person for the amount claimed, but the burden of proving such defense shall be on the company. Neither the failure of the company (including its board of directors, legal counsel, or its shareholders) to have made a determination prior to the commencement of such action that indemnification of the indemnified person is proper in the circumstances because he or she has met the applicable standard of conduct set forth in this article, nor an actual determination by the company (including its board of directors, legal counsel, or its shareholders), that the indemnified person has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the indemnified person has not met the applicable standards of conduct.

                  No payment of indemnification, advancement or allowance under the Business Corporation Law of the State of New York as from time to time amended shall be made unless a notice has been filed with the Superintendent of Insurance of the State of New York, not less than thirty (30) days prior to such payment specifying the persons to be paid, the amounts to be paid, the manner in which such payment is authorized and the nature and status, at the time of such notice, of the litigation or threatened litigation.
                  The indemnification and right to advancement of expenses of any indemnified person provided by this article shall continue after such indemnified person has ceased to be a director, officer or employee of the company and shall inure to the benefit of such indemnified person's heirs, executors, administrators and legal representatives.
                  The company is authorized to enter into agreements with any of its directors, officers, employees or other persons extending rights to indemnification and advancement of expenses to such person to the fullest extent permitted by applicable law, but the failure to enter into any such agreement shall not affect or limit the rights of such person pursuant to this article, it being expressly recognized hereby that all directors and officers of the company, by serving as such after adoption hereof, are acting in reliance hereon and that the company is estopped to contend otherwise.
                  In case any provision in this article shall be determined at any time to be unenforceable in any respect, the other provisions shall not in any way be affected or impaired thereby, and the affected provision shall be given the fullest possible enforcement in the circumstances, it being the intention of the company to afford indemnification and advancement of expenses to indemnified persons to the fullest extent permitted by law.
                  For purpose of this article, the company shall be deemed to have requested a person to serve an employee benefit plan where the performance by such person of his or her duties to the company also imposes duties on, or otherwise involves services by, such person to the plan or participants or beneficiaries of the plan, and excise taxes assessed on a person with respect to an employee benefit plan pursuant to applicable law shall be considered indemnifiable expenses. For purposes of this article, the term "the company" shall include any legal successor to this company, including any company which acquires all or substantially all of the assets of the company in one or more transactions.
                  Section 2. Insurance. The company shall have the power to purchase and maintain insurance to indemnify (a) the company for any obligation which it incurs as a result of the indemnification of directors and officers under the provisions of this article, (b) directors and officers in instances in which they may be indemnified by the company under the provisions of this article, and (c) the company for any obligation which it incurs and directors and officers under any indemnification provided in the Restated Charter or by-laws, a resolution of shareholders, a resolution of directors, or any agreement.

                                   ARTICLE IX
                                    Insurance
                  Section 1. Kinds of Insurance. The board of directors shall determine the kinds of insurance and the nature of the risks to be covered pursuant to the provisions of the Restated Charter.
                  Section 2. Form of Policies. The policies of insurance issued by the company shall be in such form and upon such terms and conditions as may be determined and authorized by the board of directors.
                  Section  3.  Classification  of Risks.  Subject  to  statutory requirements, the board of directors shall have authority to establish reasonable classifications within the respective kinds of insurance.
                  Section 4. Participation in Profits. Policies or contracts of insurance may be issued by the company whereby the holders thereof shall have the right to participate in the profits of the company in such manner and to such extent as may be determined by the board of directors, subject to the provisions of law.

                  Section 5. Reinsurance.The company may contract for reinsurance on its own risks and may make and issue reinsurance contracts on risks of others.
                  Section 6. Alteration of Policies. No contract or policy of insurance issued by the company shall be altered, changed or any of its provisions waived except by an officer of the company duly authorized by the board of directors, by and with the consent of the insured.
                  Section 7. Cancellation. Any policy may be cancelled in the manner provided therein and the company shall thereupon be relieved and discharged from all liability for any loss thereafter resulting or incurred.
                  Section 8. Notice. Notice of any specific premium due, or cancellation, or for any other purpose, shall be deemed sufficient if given by mailing, postpaid, to the policyholder a printed or written notice thereof, directed to the last post office address of such policyholder as recorded on the records of the company.
                                    ARTICLE X
                                  Miscellaneous
                  Section 1. Dividends. Dividends upon the capital stock of the company may be declared by the board of directors at any regular or special meeting, and may be paid in cash, in property, or in shares of the capital stock. Before payment of any dividend, there may be set aside out of any funds of the company available for dividends such sum or sums as the board of directors from time to time, in its absolute discretion, deems proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the company, or for any proper purpose, and the board of directors may modify or abolish any such reserve.
                  A member of the board of directors shall be fully protected in relying in good faith upon the records of the company and upon such information, opinions, reports or statements presented to the company by any of its officers or employees, or committees of the board of directors, or by any other person as to matters the director reasonably believes are within such other person's professional or expert competence and who has been selected with reasonable care by or on behalf of the company, as to the value and amount of the assets, liabilities and/or net profits of the company, or any other facts pertinent to the existence and amount of surplus or other funds from which dividends might properly be declared and paid.

                  Section 2. Conveyances. All conveyances of real property, releases or mortgages, liens and judgments, and all other instruments affecting real property, made by the company or required by law to be made a matter of record, shall be executed by the president or vice-president and attested to by the secretary or assistant secretary, and the corporate seal affixed thereto.
                  Section 3. Disbursements. All checks or demands for money and notes of the company shall be signed by such officer or officers or such other persons as the board of directors may from time to time designate.
                  Section 4. Fiscal Year. The fiscal year of this company shall begin on the first day of January and terminate on the last day of December of each year.
                  Section 5. Corporate Seal. The corporation shall have a corporate seal and shall have inscribed thereon, "Farm Family Casualty Insurance Company, State of New York, Corporate Seal", which words may be changed at any time by resolution of the board of directors.

                                   ARTICLE XI
                                     Notices
                  Section 1. Notices. Whenever written notice is required by law, the Restated Charter or these by-laws, to be given to any director, member of a committee or shareholder, such notice may be given by mail, addressed to such director, member of a committee or shareholder, at his address as it appears on the records of the company, with postage thereon prepaid, and such notice shall be deemed to be given at the time when the same shall be deposited in the United States mail. Written notice may also be given personally or by telegram, telex, cable or facsimile.
                  Section 2. Waivers of Notice. Whenever any notice is required by law, the Restated Charter or these by-laws to be given to any director, member of a committee or shareholder, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto. Attendance of a shareholder at a meeting shall constitute a waiver of notice of such meeting, except when a shareholder attends a meeting for the express purpose of objecting, at the beginning of the meeting, to the transaction of any business because the meeting has not been lawfully called or convened.



                                   ARTICLE XII
                                   Amendments
                  Section 1. Amendment to Restated Charter. The Restated Charter shall be amended in such manner as is provided by the laws of the State of New York.
                  Section 2. Amendment to By-Laws. The board of directors shall have the express power, without a vote of shareholders, to adopt any by-law, and to amend, alter or repeal the by-laws of the company, except to the extent that the by-laws or the Restated Charter otherwise provide. The board of directors may exercise such power upon the affirmative vote of a majority of the entire board of directors. Shareholders may adopt any by-law, or amend, alter or repeal the by-laws of the company, upon the affirmative vote of the holders of at least a majority of the votes entitled to be cast by the holders of all then outstanding voting shares of the company, voting together as a single class.